Form 10-Q
period 1996-06-30
MALAN REALTY INVESTORS INC
filed 1996-08-02
CIK 914735

 ______________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended June 30, 1996

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
             For the transition period from ___________ to __________

                         Commission file number 1-13092

                          MALAN REALTY INVESTORS, INC.
               (Exact name of registrant as specified in charter)

              Michigan                                     38-1841410
       (State or other jurisdiction                        (I.R.S. Employer
    of incorporation or organization)                Identification Number)

    30200 Telegraph Rd., Ste. 105                              48025
      Birmingham, Michigan                                     (Zip Code)
  (Address of principal executive offices)

      Registrant's telephone number, including area code: (810) 644-7110

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. YES [X] NO [ ]


      As of July 31, 1996, 3,460,372 shares of Common Stock, Par Value $.01 Per share, were outstanding.

                          MALAN REALTY INVESTORS, INC.
                                   FORM 10-Q

                                     INDEX

                                                                          PAGE
                                                                          ----
PART I   FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                Balance Sheets as of June 30, 1996
                (unaudited) and December 31, 1995                          3

                Statements of Operations (unaudited) for
                the three months and the six months
                ended June 30, 1996 and 1995                               4

                Statements of Cash Flows (unaudited) for the
                six months ended June 30, 1996 and 1995                    5

                Notes to Consolidated Financial Statements (unaudited)     6-8


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               9-16


PART II  OTHER INFORMATION                                                 17-18

Item 4.  Submission of Matters to a Vote of Security Holders

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES                                                                 19

                 MALAN REALTY INVESTORS, INC. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share data)




                                                            JUNE 30,     DECEMBER 31,
                                                              1996           1995
                                                          -----------    ------------
                                                          (Unaudited)
ASSETS
   Real estate
     Land, buildings and improvements                        $206,592        $206,085
     Less: accumulated depreciation                            (8,500)         (6,114)
                                                          -----------    ------------
                                                              198,092         199,971
   Leasehold improvements and
     equipment, net                                                68              99
   Accounts receivable, net                                     3,982           1,439
   Deferred financing and other                                10,823          11,294
   Cash and cash equivalents                                    6,795           9,095
   Escrow deposits                                              2,839           1,462
                                                          -----------    ------------
          Total Assets                                       $222,599        $223,360
                                                          ===========    ============

LIABILITIES
   Mortgages                                                 $ 83,689        $ 83,734
   Convertible debentures                                      61,285          61,285
   Convertible notes                                           27,000          27,000
   Deferred income                                              2,524           2,679
   Accrued distributions payable                                1,471           1,509
   Accounts payable and other                                   1,433             647
   Accrued property taxes                                       3,476           1,085
   Accrued interest payable                                     4,226           4,178
                                                          -----------    ------------
          Total Liabilities                                   185,104         182,117
                                                          -----------    ------------

SHAREHOLDERS' EQUITY
   Common stock ($.01 par value, 30 million shares
     authorized, 3,460,372 and 3,550,204 shares
     issued and outstanding at June 30, 1996 and
   December 31, 1995, respectively)                                35              36
   Additional paid in capital                                  45,911          46,984
   Accumulated distributions in excess of net income           (8,451)         (5,717)
   Deferred compensation- incentive shares                                        (60)
                                                          -----------    ------------
          Total shareholders' equity                           37,495          41,243
                                                          -----------    ------------

          Total Liabilities and
                  Shareholders' Equity                       $222,599        $223,360
                                                          ===========    ============



                See Notes to Consolidated Financial Statements

                 MALAN REALTY INVESTORS, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS
              (in thousands, except share and per share amounts)
                                 (Unaudited)




                                         THREE MONTHS ENDED           SIX MONTHS ENDED
                                              JUNE 30,                    JUNE 30,
                                          1996        1995            1996        1995
                                          ----        ----            ----        ----
REVENUES
  Minimum rent                             $5,971     $5,271          $11,918    $10,438
  Percentage and overage rents                269        245              524        475
  Recoveries from tenants                   2,302      1,887            4,840      3,977
  Management fees                              13         12               25         25
  Interest and other income                   147        109              314        257
                                           ------     ------          -------    -------
          Total Revenues                    8,702      7,524           17,621     15,172
                                           ------     ------          -------    -------

EXPENSES
  Property operating and maintenance          676        450            1,776      1,033
  Real estate taxes                         1,994      1,819            3,935      3,605
  General and administrative                  728        526            1,357      1,078
  Depreciation and amortization             1,221      1,058            2,439      2,093
                                           ------     ------          -------    -------
          Total Operating Expenses          4,619      3,853            9,507      7,809
                                           ------     ------          -------    -------

OPERATING INCOME                            4,083      3,671            8,114      7,363
INTEREST EXPENSE                            3,963      3,115            7,907      6,166
                                           ------     ------          -------    -------


NET INCOME                                 $  120     $  556          $   207    $ 1,197
                                           ======     ======          =======    =======




NET INCOME PER SHARE                       $ 0.03                     $  0.06
                                           ======                     =======

WEIGHTED AVERAGE SHARES
OUTSTANDING                             3,460,097                   3,467,733
                                        =========                   =========






                See Notes to Consolidated Financial Statements

                  MALAN REALTY INVESTORS, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)



                                                    SIX MONTHS ENDED JUNE 30,
                                                       1996            1995
                                                    ----------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME                                             $207          $1,197
                                                       ------         -------
  Adjustments to reconcile net income to
     net cash flows provided by
     operating activities:
     Depreciation and amortization                      2,439           2,093
     Amortization of deferred financing costs             800             184
     Amortization of deferred compensation expense         60              63
     Directors compensation issued in stock                24
     Change in operating assets and liabilities that
       provided (used) cash:
          Accounts receivable and other assets         (2,894)         (1,552)
          Accounts payable, deferred income and
             other accrued liabilities                  3,070             (47)
                                                       ------         -------
       Total adjustments                                3,499             741
                                                       ------         -------
       NET CASH FLOWS PROVIDED BY
         OPERATING ACTIVITIES                           3,706           1,938
                                                       ------         -------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Real estate developed, acquired or improved         (507)        (13,926)
     Deposits to escrow                                (9,204)
     Disbursements from escrow                          7,826
                                                       ------         -------
       NET CASH FLOWS USED FOR
         INVESTING ACTIVITIES                          (1,885)        (13,926)
                                                       ------         -------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Repurchases of common stock                       (1,097)         (4,791)
     Principal repayments on mortgages                    (45)            (44)
     Proceeds from line of credit                                      15,500
     Distributions to shareholders                     (2,979)         (3,148)
                                                       ------          ------
       NET CASH FLOWS PROVIDED BY (USED FOR)
         FINANCING ACTIVITIES                          (4,121)          7,517
                                                       ------          ------
Net decrease in cash and cash equivalents              (2,300)         (4,471)

Cash and cash equivalents at beginning of
     period                                             9,095          11,749
                                                       ------          ------
Cash and cash equivalents at end of period             $6,795          $7,278
                                                       ======          ======

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION-
   CASH PAID FOR
   INTEREST DURING THE PERIOD                          $7,059          $6,245
                                                       ======          ======


                 See Notes to Consolidated Financial Statements

                  MALAN REALTY INVESTORS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)



1.  NATURE OF BUSINESS AND FORMATION OF REIT

In June 1994, Malan Realty Investors, Inc. (the "Company") completed an initial public offering of common stock and convertible debentures and a private placement of convertible notes (collectively, the "Offerings") and became a publicly held real estate investment trust (REIT). Proceeds of the Offerings were primarily used to acquire 46 retail properties which the Company had managed on a third party basis prior to the Offerings. Subsequent acquisitions of properties were made utilizing additional borrowings and the Company now owns and operates 52 shopping centers located primarily in the Midwestern United States. In addition to ownership and management of operations of the centers, the Company is engaged in the leasing, acquisition, development and redevelopment of such properties, and, on a limited basis, the management of properties owned by unrelated third parties.



2.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying interim consolidated financial statements and related notes of the Company are unaudited; however, they have been prepared in accordance with generally accepted accounting principles for interim financial reporting, the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such rules. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's consolidated financial position, results of operations and cash flows have been included. The results of such interim periods are not necessarily indicative of the results of operations for the full year.

Principles of Consolidation - The accompanying consolidated financial statements include the activity of the Company and Malan Mortgagor, Inc., its wholly owned subsidiary. All significant inter-company balances and transactions have been eliminated.

Reclassifications- Certain reclassifications have been made to the consolidated financial statements for the three months and the six months ended June 30, 1995 to conform with the consolidated financial statements for the three months and the six months ended June 30, 1996.

Impact of Recently Adopted Accounting Standards - In March 1995, Statement of Financial Accounting Standards (SFAS) No. 121 was issued which establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. The statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The statement is effective for financial statements for fiscal years beginning after December 15, 1995. Management has determined that there is no effect resulting from the implementation of SFAS No. 121 on the Company's consolidated financial statements for the three months and the six months ended June 30, 1996.


3.  STOCK REPURCHASE PLAN

On January 19, 1995, the Company's Board of Directors approved a plan to repurchase up to 755,000 shares of the Company's Common Stock. Under the plan, any purchases of Common Stock are to be made in the open market or in privately negotiated transactions subject to SEC rules and regulations regarding such transactions. During the six months ended June 30, 1996, the Company had repurchased 91,500 shares at a total cost of $1.097 million.


4.  STOCK OPTION AND COMPENSATION PLANS

The following table outlines the activity in the Company's stock option and compensation plans for the six months ended June 30, 1996:


                                        Options (O)/          Exercise (E)/
                                        Shares (S)            Issuance (I)
               Plan                       Issued                Price
         ----------------------        -------------          -------------
         Employee Option Plan          (O) 50,000             (E) $14.375
         Directors Option Plan         (O)  4,000             (E) $14.375
         Directors Stock
         Compensation Plan             (S)  1,668             (I) $14.375

5.  SUMMARIZED PRO FORMA INFORMATION

The following table of pro forma information has been presented as if (i) the Company's acquisitions of Clinton Pointe Shopping Center ("Clinton Pointe") and the Shops at Fairlane Meadows ("Fairlane Meadows") had occurred on January 1, 1995, and (ii) the Company had qualified as a REIT, distributed all of its taxable income and, therefore, had incurred no tax expense during the period. In management's opinion, all adjustments necessary to reflect the acquisitions of Clinton Pointe and Fairlane Meadows have been made. The proforma information is not necessarily indicative of what the actual results of operations of the Company would have been had such transactions actually occurred as of January 1, 1995, nor do they purport to represent the results of the operations of the Company for future periods (in thousands except for per share data).

                                                                             Six Months Ended
                                                                             June 30, 1995
                                                                          --------------------
         Total revenues.........................................................$17,286
         Net income.............................................................$ 1,325
         Net income per share...................................................$  0.38


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Comparison of Three Months Ended June 30, 1996 to Three Months Ended
June 30, 1995

         Results of operations from rental properties increased from 1995 to 1996 primarily due to the Company's acquisitions of the Clinton Pointe Shopping Center ("Clinton Pointe") purchased June 5, 1995 and The Shops at Fairlane Meadows ("Fairlane") purchased September 15, 1995. Accordingly, results of operations for the three months ended June 30, 1995 do not include the rental operations of Fairlane and include only the results of Clinton Pointe for the 25 day period from June 5 through June 30, 1995.

         Total revenue increased approximately $1.178 million which is attributable to increases in minimum and percentage rents and recoveries from tenants of approximately $1.139 million and management fees and interest and other income of $39,000. The increases in rents and recoveries from tenants are primarily attributable to revenues added by the acquisitions of Clinton Pointe and Fairlane of approximately $971,000 offset by revenues lost due to lease terminations by Kmart Corporation and Builders Square which took affect in the latter part of 1995. The increase in interest and other income resulted primarily from investment earnings due to increased levels of investable cash due to the build up of cash reserves that are required under the Company's REMIC financing.

         Total operating expenses increased approximately $766,000 from 1995 to 1996. Increases in property operating and maintenance, real estate taxes and depreciation and amortization of approximately $226,000, $175,000 and $163,000, respectively, primarily due to the acquisitions of Clinton Pointe and Fairlane, accounted for the majority of this increase. General and administrative expenses increased approximately $202,000 from 1995 to 1996 primarily due to increases in payroll and state income and franchise taxes.

         Interest expense (including related amortization of deferred financing costs) increased approximately $848,000. The increase is due primarily to increased debt levels from 1995 offset by interest rate reductions and decreases attributable to conversions of $2.510 million aggregate principal amount of the Company's 9.5% subordinated convertible debentures into shares of common stock which occurred in the latter part of 1995. The debenture conversions accounted for a decrease in interest expense of approximately $60,000. The conversion of the Company's acquisition line of credit to a Securitized Mortgage Loan at more favorable rates coupled with additional borrowings thereon accounted for an increase of approximately $345,000 while interest on a $12.45 million mortgage utilized for the acquisition of Fairlane Meadows was approximately $250,000. Amortization of deferred financing costs of approximately $313,000 related primarily to the Securitized Mortgage Loan and the Fairlane mortgage comprise the balance of the increase from 1995.

         Overall, net income decreased approximately $436,000 primarily as a result of increases in non-cash expenses such as depreciation and amortization of approximately $163,000 and amortization of deferred financing costs of $313,000.



Comparison of Six Months Ended June 30, 1996 to Six Months Ended June 30, 1995

         Results of operations from rental properties increased from 1995 to 1996 primarily due to the Company's acquisitions of Clinton Pointe purchased June 5, 1995 and Fairlane Meadows purchased September 15, 1995. Accordingly, results of operations for the six months ended June 30, 1995 do not include the rental operations of Fairlane and include only the results of Clinton Pointe for the 25 day period from June 5 through June 30, 1995.

         Total revenue increased approximately $2.449 million which is attributable to increases in minimum and percentage rents and recoveries from tenants of approximately $2.392 million and interest and other income of $57,000. The increases in rents and recoveries from tenants are primarily attributable to revenues added by the acquisitions of Clinton Pointe and Fairlane of approximately $2.172 million and increased recoveries from tenants due to additional operating expenses discussed below offset by revenues lost due to lease terminations by Kmart Corporation and Builders Square which took affect in the latter part of 1995. The increase in interest and other income resulted primarily from brokerage commissions earned in 1996.

         Total operating expenses increased approximately $1.698 million. Increases in property operating and maintenance, real estate taxes and depreciation and amortization of approximately $743,000, $330,000 and $346,000, respectively due to the acquisitions of Clinton Pointe and Fairlane as well as additional repair and maintenance performed at the properties and increases in taxes due to reassessments, accounted for the majority of this increase. General and administrative expenses increased approximately $279,000 primarily due to increases in payroll and state income and franchise taxes.

         The following table summarizes the contributions of each of the Company's portfolio acquisitions to income for the six months ended June 30, 1996 and 1995 (in thousands):

                                                                    Six Months Ended June 30
                                                           1996                                   1995
                                           -----------------------------------    --------------------------------
                        Date                           Direct        Direct                    Direct        Direct
                        Acquired                       Operating     Operating                 Operating     Operating
 Properties             (or Developed)     Revenues    Expenses(1)   Income       Revenues     Expenses(1)   Income
 ----------             --------------     --------    --------      ---------    --------     ----------    ---------
 Bricktown Square           1987-1989      $  2,652    $  858       $  1,794      $ 2,561       $ 854         $ 1,707
 Claridge Properties         6/24/95         10,191     3,594          6,597       10,222       3,398           6,824
                                           --------    ------       --------      -------       -----         -------

 Core Portfolio                              12,843     4,452          8,391       12,783       4,252           8,531

 Wal-Mart
 Properties                 11/30/94          2,137       503         1,634         1,999         371           1,628
 Clinton
 Pointe S.C.                 6/5/95           1,024       363           661           108          15              93

 The Shops at
 Fairlane Meadows            9/15/95          1,278       393           885            -           -              -
                                           --------    ------       -------       -------      ------         -------

 TOTAL                                      $17,282    $5,711       $11,571       $14,890      $4,638         $10,252
                                           ========    ======       =======       =======      ======         =======

(1) Direct operating expenses include property operating and maintenance and real estate taxes but do not include general and administrative, depreciation and amortization or interest expenses.

         Interest expense, including related amortization of deferred financing costs, increased approximately $1.741 million. The increase is due primarily to increased debt levels from 1995 offset by interest rate reductions and decreases attributable to conversions of $2.510 million aggregate principal amount of the Company's 9.5% subordinated convertible debentures into shares of common stock which occurred in the latter part of 1995. The debenture conversions accounted for a decrease in interest expense of approximately $119,000. The conversion of the Company's acquisition line of credit to a Securitized Mortgage loan at more favorable rates coupled with additional borrowings thereon accounted for an increase of approximately $736,000 while interest on a $12.45 million mortgage utilized for the acquisition of Fairlane Meadows was approximately $500,000. Amortization of deferred financing costs of approximately $624,000 related primarily to the Securitized Mortgage Loan and the Fairlane mortgage comprise the balance of the increase from 1995.

         Overall, net income decreased $990,000 primarily as a result of increases in non-cash expenses such as depreciation and amortization of approximately $346,000 and amortization of deferred financing costs of $624,000.

Impact of Recently Adopted Accounting Standards

         In March 1995, Statement of Financial Accounting Standards (SFAS) No. 121 was issued which establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. The statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The statement is effective for financial statements for fiscal years beginning after December 15, 1995. Management has determined that there is no effect resulting from the implementation of SFAS No. 121 on the Company's consolidated financial statements for the six months and the three months ended June 30, 1996.


FUNDS FROM OPERATIONS

         Management considers Funds From Operations ("FFO") to be an appropriate measure of performance of an equity real estate investment trust. The Company calculates FFO as net income or (loss) excluding gains and losses from sales of property, further adjusted for certain non-cash items including depreciation and amortization and amortization of deferred financing costs included in interest expense. It is the opinion of the management that reduction for or inclusion of these items is not meaningful in evaluating income-producing real estate which, in general, has historically not depreciated. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs, including distributions. FFO should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity or the ability to pay distributions but rather, as a supplemental tool to be used in conjunction with these factors in analyzing the Company's overall performance.

         The Company is aware that there are variations between companies in the REIT industry as to how FFO is calculated. The following table shows the components that comprise the Company's calculation of FFO for the six months ended June 30, 1996 and 1995 (in thousands):

                                                                              Six Months Ended June 30,
                                                                                  1996           1995
                                                                                  ----           ----
Net income..............................................................      $    207         $ 1,197
Depreciation & amortization:
     Depreciation of buildings & improvements...........................         2,374           2,040
     Depreciation of furniture, equipment & leasehold improvements......            53              48
     Amortization of leasing costs......................................            12               4
Amortization of deferred financing costs included in interest expense:
     Mortgages..........................................................           624            -
     Convertible debt...................................................           176             184
                                                                              --------         -------

Funds From Operations...................................................        $3,446         $ 3,473
                                                                             =========         =======

Additional information:
Weighted average shares outstanding:
     Primary............................................................         3,468           3,602
                                                                             =========         =======
     Fully diluted......................................................         8,661           8,943
                                                                             =========         =======
Convertible debt interest...............................................        $4,059          $4,155
                                                                             =========         =======


LIQUIDITY AND CAPITAL RESOURCES

         The Company is authorized to repurchase up to 755,000 shares of its Common Stock under a plan approved by its Board of Directors on January 19, 1995. For the six months ended June 30, 1996, the Company had repurchased 91,500 shares at a total cost of approximately $1.097 million or an average of $11.98 per share.

         The Company has a $63 million loan (the "Securitized Mortgage Loan") outstanding which is administered under a real estate mortgage investment conduit (REMIC). Certificates issued by the REMIC trust carry ratings from 'AAA' to 'A' by both Fitch Investors Services, Inc. and Duff & Phelps Credit Rating Co. Under the loan agreement, the Company is required to fund certain reserves on a monthly basis and request disbursement of funds as certain requirements are met. The Capital Improvements/Replacement Reserve requires an annual deposit (funded monthly) equal to $0.20 per qualifying square foot as defined in the loan agreement or approximately $575,000 per year. The Basic Carrying Cost Reserve which is utilized to pay real estate taxes, ground lease payments and insurance payments related to the properties which collateralize the loan requires a monthly deposit equal to one-twelfth of the estimated annual cost of these expenses or approximately $1.290 million for 1996.

         An additional provision in the loan agreement provides that in the event that the long-term debt rating of either of the two major tenants of the properties, Kmart or Wal-Mart, is downgraded to 'BB+' or lower, the Company will be required to maintain an additional amount in the Basic Carrying Cost Reserve equal to 1/4 of the applicable real estate tax obligation borne by those tenants. In January 1996, the long-term debt rating of Kmart was lowered to 'BB' and accordingly, the Company made an additional deposit to the Basic Carrying Cost account in compliance with this provision of $561,000, representing 1/4 of the Kmart properties estimated real estate taxes for 1996.

         In January 1996, the Company completed an agreement with Builders Square, ("Builders") a subsidiary of Kmart Corporation, for its property located in Manchester, Missouri whereby the Company assumed a sublease agreement between Builders and Levitz Furniture for a portion of the building. Builders received a cash payment of approximately $319,000 and is released from further obligation under its lease. Under the terms of the sublease, which expires May 2002, the Company receives an increase in the annual base rental amount of $75,000 over what was previously being paid by Builders.

         On December 1, 1995 the Company's lease with Builders Square at its Melrose Park, Illinois property was terminated. On an annual basis, revenues from this lease were approximately $650,000. The building is presently being marketed for lease and may be redeveloped to help facilitate this. While the loss of revenue is anticipated to be short-term, it is possible that no revenue could be generated from this space for a year or more.

         Dillons, a tenant at the Company's Wichita, Kansas property, vacated its space in November 1995. Dillons' lease remains in effect through November 30, 2001; however, as a result of the closure, the Company will no longer receive percentage rent from this tenant which totaled approximately $132,000 for the lease year ended November 30, 1995. To help offset this decrease in total revenue generated from the property, the Company plans to enter into a lease termination agreement with Dillons and redevelop and re-tenant the property at a higher base rent. While the Company anticipates this loss of revenue to be short-term it cannot predict at this time when such re-tenanting will occur.

         The Company was informed in March 1996 that Kmart would not be exercising its option to extend its lease on its freestanding store in North Aurora, Illinois. Accordingly, this lease will expire on March 31, 1997. Cash flows generated from the store are approximately $80,000 annually. The Company is already pursuing re-leasing of this building. If the Company does not re-lease the property by the termination date, future cash flows could be affected.

         In March 1996, the Company entered into a sale and leaseback agreement with an existing tenant at its Lawrence, Kansas shopping center. Under the agreement, the tenant will construct a new theater on property located near the shopping center, which, upon completion will be purchased by the Company for approximately $4.2 million. The Company will lease back the theater to the tenant for a term of twenty years at a base rent of approximately $500,000 per year. The Company anticipates the project to be completed in the second quarter of 1997 and to be funded out of long-term financing collateralized by the acquired property.

         Several other new developments and redevelopments are being contemplated by the Company and may be completed within the next year. It is anticipated that these projects will be funded with property specific financing and subsequent long-term loans.

         The Company has begun the process of refinancing a $12.45 million, 7.95% fixed rate mortgage loan held by NBD Bank which is due in September 1996. The loan is extendable for a period of one year for a fee and is subject to market rate of interest at the time of the extension. The Company is reviewing proposals from several lenders and intends to refinance the mortgage with fixed rate debt with a term of seven to ten years.

         In March 1996, the Company's 9.5% Convertible Subordinated Debentures, due August 2004, received a rating of B3 by Moody's Investors Services, Inc.

         The Company incurs capital expenditures in the ordinary course of business in order to maintain its properties. Such capital expenditures typically include roof, parking lot and other structural repairs, some of which are reimbursed by tenants. The Company anticipates spending approximately $1.0 million on such expenditures in 1996 of which approximately $496,000 were incurred during the six months ended June 30, 1996. Included in the anticipated expenditures are approximately $778,000 for major roof repairs and replacements on four properties. These expenditures are anticipated to be funded primarily out of the Capital Improvement/Replacement Reserve required for the Company's Securitized Mortgage Loan and partially from operating cash flows.

         While it is anticipated that the Company's cash flow from operations will generally be sufficient to fund its cash needs for payment of expenses, capital expenditures (other than acquisitions and redevelopments) and distributions necessary to maintain its status as a REIT for federal income tax purposes, the Company may from time to time experience temporary shortages of working capital. In order to alleviate these shortages, the Company intends to enter into secured and unsecured financing agreements in the future as the need arises.

INFLATION

         The Company's long-term leases contain provisions to mitigate the adverse impact of inflation on its results from operations. Such provisions include clauses entitling the Company to receive (i) scheduled base rent increases and (ii) percentage rents based upon tenants' gross sales, which generally increase as prices rise. In addition, many of the Company's non-anchor leases are for terms of less than 10 years, which permits the Company to seek increases in rents upon re-rental at market rates if rents provided in the expiring leases are below then existing market rates. Most of the Company's leases require tenants to pay a share of operating expenses, including common area maintenance, real estate taxes, insurance and utilities, thereby reducing the Company's exposure to increases in costs and operating expenses resulting from inflation.

                          MALAN REALTY INVESTORS, INC.



PART II - OTHER INFORMATION

Item 1:  Legal Proceedings

         NONE

Item 2:  Changes in Securities

         NONE

Item 3:  Defaults Upon Senior Securities

         NONE

Item 4:  Submission of Matters to a Vote of Security Holders

         The following matters were submitted to a vote of the security holders of the Company at its Annual Meeting of Shareholders held on May 21, 1996.

         (a)    Election of Directors

         The shareholders voted on the re-election of five directors to serve a one-year term. Anthony S. Gramer, Robert D. Kemp, Jr., William McBride III, William F. Pickard and Richard T. Walsh were elected at the meeting to serve until the next annual meeting of shareholders and until their respective successors have been elected and qualified.


                   NOMINEES               VOTES FOR       VOTES WITHHELD
               -------------------        ---------       --------------

               Anthony S.Gramer           3,315,958          13,325
               Robert D. Kemp, Jr.        3,315,948          13,335
               William McBride III        3,314,448          14,835
               William F. Pickard         3,315,248          14,035
               Richard T. Walsh           3,315,948          13,335

     (b)      Ratification of Auditors

     The shareholders ratified the selection of Deloitte & Touche LLP as the Company's independent auditors for 1996.

                Votes cast for ratification             2,429,276
                Votes cast against ratification             7,500
                Votes which abstained                      12,185

Item 5:  Other Information

         NONE

Item 6:  Exhibits and Reports on Form 8-K

         a) Exhibit Index:

         11     Computation of Earnings Per Share                  Filed with
                                                                   this document
         27     Financial Data Schedule                            Filed with
                                                                   this document
         b) Reports on Form 8-K

               NONE

                          MALAN REALTY INVESTORS, INC.
                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MALAN REALTY INVESTORS, INC.



By: /s/ Anthony S. Gramer
   -------------------------------
        Anthony S. Gramer
        Chief Executive Officer and President




By: /s/ Elliott J. Broderick
   -------------------------------
        Elliott J. Broderick
        Chief Accounting Officer




Dated: August 2, 1996

                            EXHIBIT INDEX


EXHIBIT NO.                  DESCRIPTION
- -----------                  -----------
EX-11                   Computation of earnings
EX-27                   Financial Data Schedule