Form 10-Q
period 1996-09-30
MALAN REALTY INVESTORS INC
filed 1996-11-01
CIK 914735

 ---------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended September 30, 1996

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the  transition period from _________  to ________

                         Commission file number 1-13092

                          MALAN REALTY INVESTORS, INC.
               (Exact name of registrant as specified in charter)


               Michigan                                  38-1841410
      (State or other jurisdiction                     (I.R.S.Employer
   of incorporation or organization)             Identification Number)

    30200 Telegraph Rd., Ste. 105                        48025
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


        As of October 30, 1996, 3,461,196 shares of Common Stock, Par Value $.01 Per share, were outstanding.

                          MALAN REALTY INVESTORS, INC.
                                   FORM 10-Q

                                     INDEX

                                                                      Page
                                                                      ----
PART I    FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

                Balance Sheets as of September 30, 1996
                (unaudited) and December 31, 1995                       3

                Statements of Operations (unaudited) for
                the three months and the nine months
                ended September 30, 1996 and 1995                       4

                Statements of Cash Flows (unaudited) for the
                nine months ended September 30, 1996 and 1995           5

                Notes to Consolidated Financial Statements (unaudited)  6-8


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           9-15


PART II   OTHER INFORMATION                                             16

Item 4.   Submission of Matters to a Vote of Security Holders

Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES                                                              17

                  MALAN REALTY INVESTORS, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)




                                                            September 30,     December 31,
                                                                 1996             1995
                                                            -------------     ------------
                                                             (Unaudited)
   Assets
      Real estate
        Land, buildings and improvements                       $207,122          $206,085
        Less: accumulated depreciation                           (9,702)           (6,114)
                                                               --------          --------
                                                                197,420           199,971
      Leasehold improvements and
        equipment, net                                               55                99
      Accounts receivable, net                                    2,833             1,439
      Deferred financing and other                               11,098            11,294
      Cash and cash equivalents                                   4,782             9,095
      Escrow deposits                                             1,904             1,462
                                                               --------          --------
             Total Assets                                      $218,092          $223,360
                                                               ========          ========
   Liabilities
      Mortgages                                                 $83,643           $83,734
      Convertible debentures                                     61,285            61,285
      Convertible notes                                          27,000            27,000
      Deferred income                                             2,529             2,679
      Accrued distributions payable                               1,471             1,509
      Accounts payable and other                                  1,398               647
      Accrued property taxes                                      2,300             1,085
      Accrued interest payable                                    2,210             4,178
                                                               --------          --------
             Total Liabilities                                  181,836           182,117
                                                               --------          --------

   Shareholders' Equity
      Common stock ($.01 par value, 30 million shares
        authorized,  3,461,196 and 3,550,204 shares
        issued and outstanding at September 30, 1996 and
       December 31, 1995, respectively)                              35                36
       Additional paid in capital                                45,923            46,984
       Accumulated distributions in excess of net income         (9,702)           (5,717)
       Deferred compensation- incentive shares                        0               (60)
                                                               --------          --------
             Total shareholders' equity                          36,256            41,243
                                                               --------          --------
             Total Liabilities and
                     Shareholders' Equity                      $218,092          $223,360
                                                               ========          ========





                 See Notes to Consolidated Financial Statements

                  MALAN REALTY INVESTORS, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)




                                  THREE MONTHS ENDED      NINE MONTHS ENDED
                                     SEPTEMBER 30,           SEPTEMBER 30,
                                    1996       1995         1996        1995
                                 ---------  ---------    --------   ----------

REVENUES
  Minimum rent                         $5,929     $5,568      $17,846     $16,006
  Percentage and overage rents            285        312          809         787
  Recoveries from tenants               2,469      2,180        7,309       6,175
  Management fees                          11         12           36          37
  Interest and other income               174        106          488         345
                                     --------    -------     --------    --------
          Total Revenues                8,868      8,178       26,488      23,350
                                     --------    -------     --------    --------

EXPENSES
  Property operating and maintenance      724        591        2,499       1,586
  Real estate taxes                     2,017      1,963        5,952       5,567
  General and administrative              700        561        2,057       1,678
  Depreciation and amortization         1,241      1,138        3,680       3,231
                                     --------    -------     --------    --------
          Total Operating Expenses      4,682      4,253       14,188      12,062
                                     --------    -------     --------    --------

OPERATING INCOME                        4,186      3,925       12,300      11,288
INTEREST EXPENSE                        3,966      3,488       11,873       9,654
                                     --------    -------     --------    --------

NET INCOME                               $220       $437         $427      $1,634
                                     ========    =======     ========    ========


NET INCOME PER SHARE                    $0.06                   $0.12
                                    =========                ========
WEIGHTED AVERAGE SHARES
OUTSTANDING                         3,460,435               3,465,282
                                   ==========               =========


                See Notes to Consolidated Financial Statements

                  MALAN REALTY INVESTORS, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)



                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                            1996           1995
                                                        -----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                               $427         $1,634
                                                        -------        -------
  Adjustments to reconcile net income to
     net cash flows provided by (used for)
     operating activities:
     Depreciation and amortization                        3,680          3,231
     Amortization of deferred financing costs             1,197            425
     Amortization of deferred compensation expense           60             94
     Directors compensation issued in stock                  36
     Change in operating assets and liabilities that
       (used) cash:
          Accounts receivable and other assets           (2,443)        (7,170)
          Accounts payable, deferred income and
             other accrued liabilities                     (152)        (2,995)
                                                        -------        -------
       Total adjustments                                  2,378         (6,415)
                                                        -------        -------
       NET CASH FLOWS PROVIDED BY (USED FOR)
         OPERATING ACTIVITIES                             2,805         (4,781)
                                                        -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Real estate developed, acquired or improved         (1,037)       (31,334)
     Additions to leasehold improvements and equipment                     (21)
     Deposits to escrow                                 (12,742)        (2,928)
     Disbursements from escrow                           12,300          1,609
                                                        -------        -------
       NET CASH FLOWS USED FOR
         INVESTING ACTIVITIES                            (1,479)       (32,674)
                                                        -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Repurchases of common stock                         (1,097)        (4,796)
     Principal repayments on mortgages                      (92)           (88)
     Proceeds from line of credit                                       15,500
     Repayment of acquisition line                                     (50,250)
     Proceeds from REMIC offering                                       63,000
     Proceeds from mortgage                                             12,450
     Distributions to shareholders                       (4,450)        (4,603)
                                                        -------        -------
       NET CASH FLOWS PROVIDED BY (USED FOR)
         FINANCING ACTIVITIES                            (5,639)        31,213
                                                        -------        -------

Net decrease in cash and cash equivalents                (4,313)        (6,242)

Cash and cash equivalents at beginning of
     period                                               9,095         11,749
                                                        -------        -------

Cash and cash equivalents at end of period               $4,782         $5,507
                                                        =======        =======
SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION-
   CASH PAID FOR
   INTEREST DURING THE PERIOD                           $12,643        $11,870
                                                        =======        =======


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

Reclassifications- Certain reclassifications have been made to the consolidated financial statements for the three months and the nine months ended September 30, 1995 to conform with the consolidated financial statements for the three months and the nine months ended September 30, 1996.

Impact of Recently Adopted Accounting Standards - In March 1995, Statement of Financial Accounting Standards (SFAS) No. 121 was issued which establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. The statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The statement is effective for financial statements for fiscal years beginning after December 15, 1995. Management has determined that there is no effect resulting from the implementation of SFAS No. 121 on the Company's consolidated financial statements for the three months and the nine months ended September 30, 1996.


3.  STOCK REPURCHASE PLAN

On January 19, 1995, the Company's Board of Directors approved a plan to repurchase up to 755,000 shares of the Company's Common Stock. Under the plan, any purchases of Common Stock are to be made in the open market or in privately negotiated transactions subject to SEC rules and regulations regarding such transactions. During the nine months ended September 30, 1996, the Company had repurchased 91,500 shares at a total cost of $1.097 million.


4.  STOCK OPTION AND COMPENSATION PLANS

The following table outlines the activity in the Company's stock option and compensation plans for the nine months ended September 30, 1996:



                                     Options (O)/         Exercise (E)/
                                     Shares (S)           Issuance (I)
                Plan                  Issued                 Price
        ------------------         ---------------      ----------------
       Employee Option Plan          (O) 50,000           (E) $14.375

       Directors Option Plan         (O)  4,000           (E) $14.375

       Directors Stock
       Compensation Plan             (S)  2,492           (I) $14.375 - 14.50

5.  MORTGAGES

The Company extended a $12.45 million mortgage loan with NBD Bank originally due September 15, 1996, until September 15, 1997. The mortgage is collateralized by The Shops at Fairlane Meadows ("Fairlane") and calls for monthly payments of interest only at the rate of 7.875% per annum through December 15, 1996 at which time the rate will be subject to change. Management anticipates that the loan will be refinanced by this date with a combination of primarily long-term debt secured by Fairlane and either short-term unsecured debt or debt secured by additional collateral. The Company presently has an application pending for long-term financing with a major lender and is awaiting final approval.


6.  SUMMARIZED PRO FORMA INFORMATION

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


                                                        Nine Months Ended
                                                        September 30, 1995
                                                        ------------------

 Total revenues....................................        $26,079
 Net income........................................        $ 1,942
 Net income per share..............................        $  0.56

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS'

RESULTS OF OPERATIONS
Comparison of Three Months Ended September 30, 1996 to Three Months Ended September 30, 1995

        Results of operations from rental properties increased from 1995 to 1996 primarily due to the Company's acquisition of The Shops at Fairlane Meadows ("Fairlane") purchased September 15, 1995. Accordingly, results of operations for the three months ended September 30, 1995 include only the results of Fairlane for the 16 day period from September 15 through September 30, 1995.

        Total revenue increased approximately $690,000, which is attributable to increases in minimum and percentage rents and recoveries from tenants of approximately $623,000 and management fees and interest and other income of $67,000. The increases in rents and recoveries from tenants are primarily attributable to revenues added by the acquisition of Fairlane of approximately $493,000, the receipt of a nonrecurring percentage rent of approximately $80,000 from a tenant at Bricktown Square and increased leasing activity and percentage rents at the Wal-Mart Properties of approximately $115,000. These increases are offset in part by revenues lost due to lease terminations by Kmart Corporation and Builders Square which took affect in the latter part of 1995. The increase in interest and other income resulted primarily from investment earnings due to increased levels of investable cash due to the build up of cash reserves that are required under the Company's REMIC financing.

        Total operating expenses increased approximately $429,000 from 1995 to 1996. Increases in property operating and maintenance, real estate taxes and depreciation and amortization of approximately $133,000, $54,000 and $103,000, respectively, primarily due to the acquisition of Fairlane, accounted for the majority of this increase. General and administrative expenses increased approximately $139,000 from 1995 to 1996 primarily due to increases in payroll and related taxes, bad debt expense recognized during the quarter and increased expenses related to administration of the Company's REMIC financing.

        Interest expense (including related amortization of deferred financing costs) increased approximately $478,000. The increase is due primarily to increased debt levels from 1995 offset by interest rate reductions and an adjustment attributable to conversions of $2.5 million aggregate principal amount of the Company's 9.5% subordinated convertible debentures into shares of common stock which occurred in the Third Quarter 1995. The interest adjustment accounted for a net decrease in interest expense of approximately $14,000. The conversion of the Company's acquisition line of credit to a Securitized Mortgage Loan at more favorable rates coupled with additional borrowings thereon accounted for an increase of approximately $118,000 while interest on a $12.45 million mortgage utilized for the acquisition of Fairlane Meadows increased approximately $214,000. Increases in amortization of deferred financing costs of approximately $160,000 related primarily to the Securitized Mortgage Loan and the Fairlane mortgage comprise the balance of the increase from 1995.

        Overall, net income decreased approximately $217,000 primarily as a result of increases in non-cash expenses such as depreciation and amortization of approximately $103,000 and amortization of deferred financing costs of $160,000 offset by additional operating income.


Comparison of Nine Months Ended September 30, 1996 to Nine Months Ended September 30, 1995

        Results of operations from rental properties increased from 1995 to 1996
primarily due to the Company's acquisitions of Clinton Pointe   purchased June
5, 1995 and Fairlane Meadows purchased September 15, 1995. Accordingly, results of operations for the nine months ended September 30, 1995 include only the results of Fairlane for the 16 day period from September 15 through September 30, 1995 and include only the results of Clinton Pointe for the 117 day period from June 5 through September 30, 1995.

        Total revenue increased approximately $3.138 million which is attributable to increases in minimum and percentage rents and recoveries from tenants of approximately $2.996 million and management fees and interest and other income of $142,000. The increases in rents and recoveries from tenants are primarily attributable to revenues added by the acquisitions of Clinton Pointe and Fairlane approximately $2.693 million. Increases in percentage rents also contributed to this increase in revenue, primarily due to increased sales at the Company's largest tenants, Kmart and Wal-Mart, and a nonrecurring percentage rent payment of approximately $80,000 from a tenant at Bricktown Square. These were partially offset by percentage rents lost from tenants, such as Dillons, who are no longer operating in their spaces. Increased recoveries from tenants due to additional operating expenses discussed below, offset by revenues lost due to lease terminations by Kmart Corporation and Builders Square which took affect in the latter part of 1995, make up the balance of the increase in rent and recoveries from tenants. The increase in interest and other income resulted primarily from brokerage commissions and lease termination income earned in 1996 as well as investment earnings due to increased levels of investable cash due to the buildup of cash reserves that are required under the Company's REMIC financing.

        Total operating expenses increased approximately $2.126 million. Increases in property operating and maintenance, real estate taxes and depreciation and amortization were approximately $913,000, $385,000 and $449,000, respectively. The acquisitions of Clinton Pointe and Fairlane account for approximately $575,000, $295,000 and $366,000, respectively of these increases in expenses. Additional repair and maintenance performed at the other properties, increases in taxes due to reassessments, and depreciation and amortization of building and parking lot improvements accounted for the balance of the increases. General and administrative expenses increased approximately $379,000, primarily due to increases in payroll, state income and franchise taxes, bad debt expense and professional and other fees related to the administration of the Company's REMIC financing.

        The following table summarizes the contributions of each of the Company's portfolio acquisitions to income for the nine months ended September 30, 1996 and 1995 (in thousands):

                                                                Nine Months Ended September 30
                                                          1996                                     1995
                                                -----------------------------        ------------------------------------

                                Date                            Direct          Direct                  Direct          Direct
                                Acquired                        Operating       Operating               Operating       Operating
Properties                      (or Developed)    Revenues      Expenses (1)    Income      Revenues    Expenses(1)     Income
----------                      -------------     --------      -----------     ------      --------    ----------      ------

Bricktown Square                1987-1989         $ 4,072         $1,299         $ 2,773     $ 3,864      $1,322         $ 2,542
Claridge Properties              6/24/94           15,249          5,326           9,923      15,389       5,061          10,328
                                                  -------         ------         -------     -------      ------         -------

Core Portfolio                                     19,321          6,625          12,696      19,253       6,383          12,870

Wal-Mart
Properties                      11/30/94            3,223            741           2,482       2,988         555           2,433

Clinton Pointe S.C.               6/5/95            1,556            544           1,012         634         199             435

The Shops at
Fairlane Meadows                 9/15/95            1,864            541           1,323          93          16              77
                                                  -------         ------         -------     -------      ------         -------

TOTAL                                             $25,964         $8,451         $17,513     $22,968      $7,153         $15,815
                                                  =======         ======         =======     =======      ======         =======


(1) Direct operating expenses include property operating and maintenance and real estate taxes but do not include general and administrative, depreciation and amortization or interest expenses.


        Interest expense, including related amortization of deferred financing costs, increased approximately $2.219 million. The increase is due primarily to increased debt levels from 1995 offset by interest rate reductions and decreases attributable to conversions of $2.510 million aggregate principal amount of the Company's 9.5% subordinated convertible debentures into shares of common stock which occurred during 1995. The debenture conversions accounted for a net decrease in interest expense of approximately $118,000. The conversion of the Company's acquisition line of credit to a Securitized Mortgage loan at more favorable rates coupled with additional borrowings thereon accounted for an increase of approximately $839,000 while an increase in interest on a $12.45 million mortgage utilized for the acquisition of Fairlane Meadows increased approximately $714,000. Increase in amortization of deferred financing costs of approximately $784,000 related primarily to the Securitized Mortgage Loan and the Fairlane mortgage comprise the balance of the increase from 1995.

        Overall, net income decreased $1.207 million primarily as a result of increases in non-cash expenses such as depreciation and amortization of approximately $449,000 and amortization of deferred financing costs of $784,000 offset by additional operating income.

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


The Company is aware that there are variations between companies in the REIT industry as to how FFO is calculated. The following table shows the components that comprise the Company's calculation of FFO for the nine months ended September 30, 1996 and 1995 (in thousands):

                                                                                        Nine Months Ended Sept.30,
                                                                                           1996            1995
                                                                                          ------           ------
Net income...............................................................                 $  427           $1,634
Depreciation & amortization:
  Depreciation of buildings & improvements...............................                  3,569            3,150
  Amortization of tenant allowances & tenant improvements................                     34               24
  Depreciation of furniture, equipment & leasehold improvements..........                     44               49
  Amortization of leasing costs..........................................                     34                8
Amortization of deferred financing costs included in interest expense:
  Mortgages..............................................................                    933(1)           150(1)
  Convertible debt.......................................................                    264              275
                                                                                          ------           ------

  Funds From Operations...................................................                $5,305           $5,290
                                                                                          ======           ======
Additional information:
Weighted average shares outstanding:
  Primary.................................................................                 3,465            3,543
                                                                                          ======           ======
  Fully diluted............................................................                8,659            8,883
                                                                                          ======           ======
Convertible debt interest excluding amortization of deferred financing
  costs....................................................................               $6,088           $6,194
                                                                                          ======           ======

(1) Includes amortization of approximately $328,000 for 1996 and $55,000 for 1995 related to approximately $3.1 million settlement cost on hedging contract.

LIQUIDITY AND CAPITAL RESOURCES

        The Company is authorized to repurchase up to 755,000 shares of its Common Stock under a plan approved by its Board of Directors on January 19,
1995.   For the nine months ended September 30, 1996, the Company had repurchased 91,500 shares at a total cost of approximately $1.097 million or an average of $11.98 per share.

        The Company has a $63 million loan (the "Securitized Mortgage Loan") outstanding which is administered under a real estate mortgage investment conduit (REMIC). Certificates issued by the REMIC trust carry ratings from
(AAA) to (A) by both Fitch Investors Services, Inc. and Duff & Phelps Credit Rating Co. Under the loan agreement, the Company is required to fund certain reserves on a monthly basis and request disbursement of funds as certain requirements are met. The Capital Improvements/Replacement Reserve requires an annual deposit (funded monthly) equal to $0.20 per qualifying square foot as defined in the loan agreement or approximately $575,000 per year. The Basic Carrying Cost Reserve which is utilized to pay real estate taxes, ground lease payments and insurance payments related to the properties which collateralize the loan requires a monthly deposit equal to one-twelfth of the estimated annual cost of these expenses or approximately $1.290 million for 1996.

        An additional provision in the loan agreement provides that in the event that the long-term debt rating of either of the two major tenants of the properties, Kmart or Wal-Mart, is downgraded to (BB+) or lower, the Company will be required to maintain an additional amount in the Basic Carrying Cost Reserve equal to 1/4 of the applicable real estate tax obligation borne by those tenants. In January 1996, the long-term debt rating of Kmart was lowered to (BB) and accordingly, the Company made an additional deposit to the Basic Carrying Cost account in compliance with this provision of $561,000, representing 1/4 of the Kmart properties estimated real estate taxes for 1996.

        In January 1996, the Company completed an agreement with Builders Square, ("Builders") a subsidiary of Kmart Corporation, for its property located in Manchester, Missouri whereby the Company assumed a sublease agreement between Builders and Levitz Furniture for a portion of the building. Builders received a net cash payment of approximately $319,000 and is released from further obligation under its lease. Under the terms of the sublease, which expires May 2002, the Company receives an increase in the annual base rental amount of $75,000 over what was previously being paid by Builders.

        On December 1, 1995 the Company's lease with Builders Square at its Melrose Park, Illinois property was terminated. On an annual basis, revenues from this lease were approximately $650,000. The building is presently being marketed for lease and it is likely that the site will be redeveloped to help procure a new tenant. While the loss of revenue is anticipated to be short-term, it is possible that no revenue could be generated from this space for a year or more.

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

        The Company was informed in March 1996 that Kmart would not be exercising its option to extend its lease on its freestanding store in North Aurora, Illinois. Accordingly, this lease will expire on March 31, 1997. Cash flows generated from the store are approximately $80,000 annually. The Company is pursuing re-leasing of this building and it is likely that this site will be redeveloped to help procure a new tenant. If the Company does not re-lease the property by the termination date, future cash flows will be affected temporarily.


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

        In addition to the potential redevelopments discussed above, several other new developments and redevelopments are being contemplated by the Company and may be completed within the next year. It is anticipated that the additional revenue generated by these projects as well as the Company's existing equity in each will create sufficient value so that each project will fully fund itself using property specific financing and subsequent long-term loans.

        The Company extended a $12.45 million mortgage loan with NBD Bank originally due September 15, 1996, until September 15, 1997. The mortgage is collateralized by The Shops at Fairlane Meadows ("Fairlane") and calls for monthly payments of interest only at the rate of 7.875% per annum through December 15, 1996 at which time the rate will be subject to change. Management anticipates that the loan will be refinanced by this date with a combination of primarily long-term debt secured by Fairlane and either short-term unsecured debt or debt secured by additional collateral. The Company presently has an application pending for long-term financing with a major lender and is awaiting final approval.

        In March 1996, the Company's 9.5% Convertible Subordinated Debentures, due August 2004, received a rating of B3 by Moody's Investors Services, Inc.

        The Company incurs capital expenditures in the ordinary course of business in order to maintain its properties. Such capital expenditures typically include roof, parking lot and other structural repairs, some of which are reimbursed by tenants. The Company anticipates spending approximately $1 million on such expenditures in 1996 of which approximately $969,000 were incurred during the nine months ended September 30, 1996. Included in the anticipated expenditures are approximately $909,000 for major roof repairs and replacements on four properties. These expenditures are anticipated to be funded primarily out of the Capital Improvement/Replacement Reserve required for the Company's Securitized Mortgage Loan and partially from operating cash flows.

        Occasionally it is necessary for the Company to provide inducements such as building allowances or space improvements and/or to pay leasing commissions to outside brokers in order to procure new tenants or renegotiate expiring leases with current tenants. The total cost of these expenditures in 1996 is anticipated to be approximately $333,000 of which approximately $189,000 has been incurred through September 30, 1996. These expenditures are generally funded by operating cash flows from increased revenues resulting from such expenditures.

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


INFLATION

        The Company's long-term leases contain provisions to mitigate the adverse impact of inflation on its results from operations. Such provisions include clauses entitling the Company to receive (i) scheduled base rent increases and (ii) percentage rents based upon tenants gross sales, which generally increase as prices rise. In addition, many of the Company's non-anchor leases are for terms of less than 10 years, which permits the Company to seek increases in rents upon re-rental at market rates if rents provided in the expiring leases are below then existing market rates. Most of the Company's leases require tenants to pay a share of operating expenses, including common area maintenance, real estate taxes, insurance and utilities, thereby reducing the Company's exposure to increases in costs and operating expenses resulting from inflation.

                          MALAN REALTY INVESTORS, INC.



PART II - OTHER INFORMATION

Item 1:  Legal Proceedings

   NONE

Item 2:  Changes in Securities

   NONE

Item 3:  Defaults Upon Senior Securities

   NONE

Item 4:  Submission of Matters to a Vote of Security Holders

   NONE

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

MALAN REALTY INVESTORS, INC.



By: /s/ Anthony S. Gramer
    ---------------------------
        Anthony S. Gramer
        Chief Executive Officer and President




By: /s/ Elliott J. Broderick
    ---------------------------
        Elliott J. Broderick
        Chief Accounting Officer




Dated: October 31, 1996

                                EXHIBIT INDEX

EXHIBIT NO.       DESRIPTION
-----------      ---------------------

11               Computation of per share earnings
27               Financial Data Schedule