Form 10-K405
period 1996-12-31
MALAN REALTY INVESTORS INC
filed 1997-03-19
CIK 914735

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
     For the fiscal year ended December 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     For the transition period from                 to
                                   -----------------  -----------------

                         Commission file number 1-13092

                          MALAN REALTY INVESTORS, INC.
               (Exact name of registrant as specified in charter)

             Michigan                                     38-1841410
      (State or other jurisdiction                      (I.R.S. Employer
     of incorporation or organization)               Identification Number)

      30200 Telegraph Rd., Ste. 105                          48025
           Birmingham, Michigan                            (Zip Code)
  (Address of principal executive offices)


       Registrant's telephone number, including area code: (810) 644-7110

          Securities registered pursuant to Section 12(b) of the Act:


      Title of Each Class            Name of Each Exchange on Which Registered
      -------------------            -----------------------------------------
 Common Stock, Par Value $0.01                 New York Stock Exchange
 Per Share

 9 1/2% Convertible Subordinated               New York Stock Exchange
 Debentures due 2004

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K: [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $53,410,506 (computed on the basis of $16.625 per share), which was the last sale price on the New York Stock Exchange on March 13, 1997. (For this computation, the Registrant has excluded the market value of all shares of its Common Stock reported as beneficially owned by executive officers and directors of the Registrant; such exclusion shall not be deemed to constitute admission that any such person is an "affiliate" of the Registrant.)

     As of March 13, 1997, 3,463,684 shares of Common Stock, Par Value $0.01 Per Share and $61,285,000 aggregate principal 9 1/2% Convertible Subordinated Debentures due 2004, were outstanding.

LIST OF DOCUMENTS INCORPORATED BY REFERENCE

     Part III of this Form 10-K incorporates by reference information from the Registrant's definitive proxy statement for the annual shareholders' meeting to be held in 1997, which is to be filed with the Securities and Exchange Commission within 120 days of the close of Registrant's fiscal year.

                               TABLE OF CONTENTS

                                                                                                   Page

                                     PART I

Item 1.    Business                                                                                 4
Item 2.    Properties                                                                               5
Item 3.    Legal Proceedings                                                                        6
Item 4.    Submission of Matters to a Vote of Security Holders                                      6


                                    PART II

Item 5.    Market for Registrant's Common Stock and Related Stockholder Matters                     7
Item 6.    Selected Financial Data                                                                  7
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations    9
Item 8.    Consolidated Financial Statements and Supplementary Data                                18
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure    35


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant                                       36
Item 11.  Executive Compensation                                                                   36
Item 12.  Security Ownership of Certain Beneficial Owners and Management                           36
Item 13.  Certain Relationships and Related Transactions                                           36


                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K                         36
Signatures                                                                                         37




4
                                     PART I

ITEM 1. BUSINESS

     Malan Realty Investors, Inc. (the "Company") is a self-administered and self-managed real estate investment trust. Prior to the completion of its initial public offering ("IPO") on June 24, 1994, the Company was a privately held developer and manager of retail shopping centers owned primarily by third parties. With funds obtained from the IPO and a related debenture offering and private placement of notes (collectively, the "Offerings"), the Company acquired 45 properties it had previously managed and developed and is now a fully integrated real estate company engaging in the ownership, management, leasing, acquisition, development and redevelopment of commercial properties. The Company continues on a limited basis to manage properties owned by unrelated third parties.

     The Company is one of the original developers of properties for Kmart Corporation ("Kmart") and ranks among the leading operators of shopping centers in the United States. The initial 45 properties acquired consisted of 18 community shopping centers and 26 freestanding stores primarily anchored by Kmart (the "Claridge Properties") acquired from 23 limited partnerships owned by Claridge Properties, Ltd, a Canadian corporation, and one power shopping center ("Bricktown Square"). In November 1994 the Company acquired five community shopping centers (the "Wal-Mart Properties") anchored by Wal-Mart Corporation ("Wal-Mart"). During 1995, the Company acquired two additional shopping centers located in Michigan, increasing the gross leasable area (GLA) of its portfolio to approximately 5.7 million square feet. On an annualized basis Kmart accounts for approximately 38% of base minimum rents while Wal-Mart accounts for approximately 6%.

     Objectives of the Company include maximizing growth and enhancing the value of its portfolio through effective operating, acquisition, development and financing strategies and management policies. The Company believes that attractive opportunities exist to increase rental revenues through effective leasing and management of the properties in its portfolio. The Company has created and intends to continue to create additional value through the acquisition and redevelopment of existing community shopping centers, as well as the development of new retail properties in selected geographical markets with an emphasis on small to medium-sized communities where such properties can be positioned among the leading centers in their respective trade area. The Company's primary target area has been and is intended to remain the Midwestern United States. In addition, certain of the properties owned by the Company have parcels of undeveloped land which are available for future development. The Company will also pursue certain expansion opportunities available within the current portfolio.

     The Company has elected to be taxed as a real estate investment trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), effective with the taxable year ending December 31, 1994. As a REIT, the Company generally is not subject to federal income taxes to the extent it distributes at least 95% of its real estate investment trust taxable income (as defined in the Code) to its shareholders.

     The Company presently has 21 full time employees and believes that its relationship with its employees is good.

                                                                               5
ITEM 2. PROPERTIES


                           OWNERSHIP               YEAR                       GROSS
                           INTEREST/             DEVELOPED                  LEASABLE        PERCENT            ANCHOR TENANTS
                          (EXPIRATION               OR         LAND AREA    AREA (GLA)      LEASED           (LEASE EXPIRATION/
PROPERTY                 INCL. OPTIONS)         REDEVELOPED     (ACRES)     (SQ. FT.)       OF GLA           OPTION EXPIRATION)
----------------------------------------------------------------------------------------------------------------------------------
CALIFORNIA
Kmart Colma, CA               Fee                   1980         8.29         94,282         100%         Kmart (2011/2061)
ILLINOIS
Bricktown Square              Fee                   1987        26.00        306,433          99%        Toys "R" Us (2013/2038)
Chicago, IL                                                                                               Kids "R" Us (2014/2039)
                                                                                                          Marshall's(2000/2015)
                                                                                                         Sportmart(1998/2018)
                                                                                                        Cineplex-Odeon(2008/2018)
                                                                                                        Frank's Nursery(2009/2029)
Kmart Chicago, IL            Fee                    1977         8.51         96,268         100%           Kmart (2011/2061)
Kmart Fairview Hgts, IL  Ground Lease (2051)        1976        12.65         96,268         100%           Kmart (2001/2051)
Kmart Franklin Park, IL      Fee                    1975         9.84         96,268         100%           Kmart (2011/2061)
Kmart Lansing, IL            Fee                    1976        10.48         96,268         100%           Kmart (2011/2061)
Lincoln, IL                  Fee                    1975         4.86         39,797                            (A)
Kmart Loves Park, IL     Ground Lease (2026)        1971        12.50        106,084         100%           Kmart (2011/2026)
Melrose Park, IL         Ground Lease (2048)        1973        10.90        122,450          23%           Cinemark USA (B)
Kmart New Lenox, IL          Fee                    1977         8.72         88,580         100%           Kmart (2011/2061)
Kmart North Aurora, IL       Fee                    1967        11.36        107,245         100%           Kmart (1997/2037)(C)
Kmart Rockford, IL           Fee                    1971        10.70        110,471         100%           Kmart (2011/2061)
Sherwood Plaza               Fee                    1975        13.85        125,101         100%           Kmart (2011/2061)
   Springfield, IL
Woodriver Plaza              Fee                    1987        19.40        111,899          93%          Wal-Mart (2007/2037)
   Woodriver, IL
INDIANA
Clifty Crossing              Fee                    1989        19.90        190,919          98%          Wal-Mart (2009/2039)
   Columbus, IN                                                                                          Jay C Foods (2009/2034)
Miller Mall, Gary, IN    Ground Lease (2048)        1973        17.95        129,914          86%           Kmart (1998/2048)
Broadway Center              Fee                    1974        19.89        177,692          92%           Kmart (2011/2061)
   Merrillville, IN
Flatrock Village             Fee                    1988        14.00         73,608          97%          Wal-Mart (2008/2038)
   Rushville, IN
Kmart Valparaiso, IN     Ground Lease (2050)        1974         9.61         93,592         100%           Kmart (2011/2050)
Cherry Tree Plaza            Fee                    1988        20.60        143,682          98%          Wal-Mart (2008/2038)
   Washington, IN                                                                                        Jay C Foods (2008/2033)
KANSAS
Arkansas City, KS            Fee                    1976         4.41         39,797                             (A)
Emporia, KS                  Fee                    1976         6.55         39,797         100%           Big Lots (2002/2007)
Food Bonanza                 Fee                    1977         5.60         39,797         100%         Food Bonanza (2002/2029)
   Garden City, KS
Great Bend, KS               Fee                    1977         5.41         55,552                             (A)
Orscheln Farm Supply         Fee                    1977         4.96         40,050         100%           Orscheln Farm Supply
   Hayes, KS                                                                                                   (2004/2014)
Food 4 Less                  Fee                    1976         4.12         39,797         100%          Food 4 Less (2001/2026)
   Independence, KS
Kmart Lawrence, KS           Fee                    1974         8.12         91,048         100%              Kmart (2011/2061)
Standard Supply              Fee                    1977         4.57         40,279         100%        Standard Supply (2003/2013)
   Liberal, KS
Kmart Salina, KS             Fee                    1978        16.00         87.406         100%              Kmart (2011/2061)
Kmart Topeka, KS         Ground Lease (2049)        1974        13.93        108,960         100%              Kmart (2011/2049)
South City Center            Fee                    1976        13.74        130,380         100%              Kmart (2011/2061)
   Wichita, KS
MARYLAND
Kmart Forestville, MD        Fee                    1979         8.00         84,180         100%              Kmart (2011/2061)

6

                                  OWNERSHIP           YEAR                      GROSS
                                  INTEREST/         DEVELOPED                  LEASABLE    PERCENT        ANCHOR TENANTS
                                 (EXPIRATION           OR       LAND AREA     AREA (GLA)   LEASED       (LEASE EXPIRATION/
PROPERTY                        INCL. OPTIONS)     REDEVELOPED   (ACRES)      (SQ. FT.)    OF GLA       OPTION EXPIRATION)
-----------------------------------------------------------------------------------------------------------------------------------
MICHIGAN
Orchard-14                          Fee              1973         11.49      139,670        96%          Kmart (2011/2061)
   Farmington Hills, MI
Clinton Pointe Shopping Center      Fee              1992         11.72      135,330        98%         Office Max (2007/2017)
   Clinton Pointe, MI                                                                                Sports Authority (2017/2067)
                                                                                                          Target (D)
The Shops at Fairlane Meadows       Fee              1987         17.73      137,508        90%        Best Buy (2009/2024)
   Dearborn, MI                                                                                       Kids "R" Us (2003/2018)
                                                                                                          Target (D)
                                                                                                         Mervyn's (D)
MISSOURI
Kmart Cape Girardeau, MO            Fee              1974          5.68       79,856       100%          Kmart (2011/2061)
Kmart Jefferson City, MO            Fee              1973          9.76      118,798       100%          Kmart (2011/2061)
Prairie View Plaza            Ground Lease (2050)    1975          3.24      104,490        97%          Kmart (2011/2050)
   Kansas City, MO
Levitz Furniture                    Fee              1977         14.89      117,255        98%      Levitz Furniture (2004/2056)
   Manchester, MO
Kmart Plaza                         Fee              1978          7.41       98,878       100%          Kmart (2011/2061)
   Springfield, MO
OHIO
Shannon Station                     Fee              1989         20.20      145,607        97%          Wal-Mart (2009/2039)
   Van Wert, OH                                                                                           Roundy's (2010/2030)
WISCONSIN
Kmart Plaza                         Fee              1979          8.90       88,608       100%          Kmart (2004/2054)
   Ft. Atkinson, WI
Kmart Green Bay, WI                 Fee              1974         11.59      112,988       100%          Kmart (1999/2049)
Country Fair Shopping Ctr.          Fee              1974         10.50      152,165        90%          Kmart (2011/2061)
   Hales Corners, WI
Kmart Janesville, WI                Fee              1968         13.78      104,000       100%          Kmart (1998/2038)
Kmart Plaza                         Fee              1973          9.95      119,726       100%          Kmart (2011/2061)
   Kenosha, WI
Westland Plaza                      Fee              1978         12.40      122,534       100%          Kmart (2002/2053)
   Madison, WI
Kmart Madison, WI                   Fee              1968         12.53      106,058       100%          Kmart (2002/2022)
Northway Mall                 Ground Lease (2022)    1978         21.63      288,245        94%          Kmart (2011/2022)
   Marshfield, WI                                                                                     JC Penney (1999/2019)
                                                                                                       Younkers (2004/2019)
Kmart Milwaukee, WI                 Fee              1971         11.23      117,791       100%          Kmart (2011/2061)
Kmart Oshkosh, WI                   Fee              1968         10.00      104,000       100%          Kmart (1998/2038)
Kmart Stevens Point, WI             Fee              1972          8.00      109,197       100%          Kmart (2011/2061)
                                                                           ---------
      TOTAL                                                                5,706,568
                                                                           =========



(A)--The leases on these stores were terminated effective November 1, 1995 as part of an agreement with Kmart and these properties are currently vacant.

(B)--This property is being redeveloped into a 10 plex theater complex. The lease with Cinemark USA, which was executed in January 1997, is for a twenty year period commencing upon completion of the theater.

(C)--Kmart has given notice that it will not exercise its option, and accordingly, this lease will terminate on March 31, 1997.

(D)--These stores and the underlying pads are owned directly by the tenants.

ITEM 3. LEGAL PROCEEDINGS

In the ordinary course of business, the Company is involved in routine litigation. However, there are no material legal proceedings presently pending against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                                                               7
                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's common stock is listed on the New York Stock Exchange under the symbol "MAL". As of March 13, 1997 the Company had 162 stockholders of record. The following table sets forth, for the periods indicated, the high and low sales price as reported on the New York Stock Exchange, the dividends declared and paid by the Company per common share for each such period, and the income tax treatment of such distributions:

                                                           ORDINARY  RETURN
                                                           TAXABLE     OF
1995                          HIGH       LOW    DIVIDENDS  DIVIDEND  CAPITAL
----                          ----       ----   ---------  --------  -------
First Quarter               $14.875   $13.00     $0.425      72.7%   27.3%
Second Quarter              $15.375   $13.375     0.425      72.7    27.3
Third Quarter               $16.250   $14.00      0.425      72.7    27.3
Fourth Quarter              $16.125   $12.00      0.425      72.7    27.3
                                                 ------
                                                 $1.70       72.7%   27.3%
                                                 ======      ====    ====
1996
----
First Quarter               $14.50   $11.375     $0.425      20.6%   79.4%
Second Quarter              $15.50   $13.625      0.425      20.6    79.4
Third Quarter               $14.875  $13.875      0.425      20.6    79.4
Fourth Quarter              $16.375  $13.875      0.425      20.6    79.4
                                                 ------
                                                 $1.70       20.6%   79.4%
                                                 ======      ====    ====


     The Company intends to pay regular quarterly dividends of $0.425 per share, which is equivalent to an annual distribution of $1.70 per share. Such distributions may also include a return of capital. The Company intends to maintain such dividend unless actual results of operations, economic conditions or other factors differ from the assumptions used in arriving at its dividend rate. All distributions are made by the Company at the discretion of the Board of Directors and depend on the earnings of the Company, its financial condition and such other factors as the Board of Directors deems relevant.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected financial data for Malan (Predecessor), as defined herein, on a historical basis and selected financial data for the Company. Malan (Predecessor) is not a legal entity but rather a combination of the principal real estate properties of a partnership, Bricktown Square Associates ("BTS"), and the real estate management operations of an affiliated S-Corporation, Malan Construction Company ("MCC"), which managed the operations of BTS. Because of the commonality of ownership and management, the financial results of operations of MCC and BTS are presented on a combined basis. On June 24, 1994, MCC completed its IPO and began operating as a real estate investment trust under the name of Malan Realty Investors, Inc. The following data should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in the Form 10-K.

     The selected financial data of the Company for the year ended December 31, 1994 consists of the operations of Malan (Predecessor) for the period beginning January 1 through June 23, 1994 combined with the operations of Malan Realty Investors, Inc. from June 24 through December 31, 1994. The selected financial data of Malan Realty Investors, Inc. includes the effects of the Offerings as well as the management operations of the Company, the rental operations of Bricktown Square and the results of operations of the Claridge Properties for the 191-day period ending December 31, 1994 and the Wal-Mart Properties for the month of December 1994. The selected financial data presented as of and for the periods ended December 31, 1993 and 1992 are derived from the combined financial statements of Malan (Predecessor).

8
                            SELECTED FINANCIAL DATA

                     (in thousands, except per share data)

                                                                          Year Ended December 31,
                                                        ---------------------------------------------------------
                                                                 The Company                Malan (Predecessor)
                                                        -----------------------------      ----------------------
                                                         1996        1995        1994         1993        1992
                                                         ----        ----        ----         ----        ----
OPERATING DATA
Revenues
   Rental income                                        $23,836       $22,100   $11,029      $3,268      $3,211
   Percentage and overage rents                           1,164           963       573          21          30
   Recoveries from tenants                                9,340         8,662     4,577       1,698       1,624
                                                        -------       -------   -------      ------      ------
   Total rental revenues                                 34,340        31,725    16,179       4,987       4,865
   Management and leasing fees                               48            50       899       1,705       1,509
   Interest and other income                                575           472       299          86         163
                                                        -------       -------   -------      ------      ------
Total revenues                                           34,963        32,247    17,377       6,778       6,537
Operating expenses
   Property operating and maintenance--recoverable        2,769         1,961       823         285         321
   Other property expenses                                1,481         1,216       841         778         950
   Real estate taxes                                      7,715         7,511     4,251       1,447       1,381
   General and administrative                             1,664         1,463     1,488         818         940
   Depreciation and amortization                          4,920         4,597     2,125         682         651
                                                        -------       -------   -------      ------      ------
Total operating expenses                                 18,549        16,748     9,528       4,010       4,243
                                                        -------       -------   -------      ------      ------
Operating income                                         16,414        15,499     7,849       2,768       2,294
Interest expense                                         15,815        13,749     6,477       3,130       3,142
                                                        -------       -------   -------      ------      ------
Income (loss) before minority interest in partnership       599         1,750     1,372        (362)       (848)
Minority interest in partnership                                                    151         274         302
                                                        -------       -------   -------      ------      ------

Net income (loss)                                       $   599       $ 1,750   $ 1,523      $  (88)     $ (546)
                                                        =======       =======   =======      ======      ======
OTHER DATA
Funds From Operations(1)                                $ 7,100       $ 7,171   $ 3,757        $390      $ (127)
                                                        =======       =======   =======      ======      ======
Net income per common share(2)                          $  0.17       $  0.49   $  0.72
                                                        =======       =======   =======
Weighted average shares outstanding                       3,471         3,547     2,114
                                                        =======       =======   =======
Total gross leasable area at period end(3)                5,707         5,695     5,407         294         294
                                                        =======       =======   =======      ======      ======

                                                                 The Company             Malan (Predecessor)
                                                       ----------------------------     ----------------------
                                                                 December 31,                 December 31,
                                                       -----------------------------    -----------------------
                                                       1996         1995        1994        1993        1992
BALANCE SHEET DATA                                     ----         ----        ----        ----        ----
Real estate, before accumulated depreciation           $207,590    $206,085   $174,173     $30,617     $30,617
Total assets                                            217,852     223,360    192,184      31,960      31,243
Mortgage indebtedness                                    83,643      83,734     43,123      35,843      35,562
Convertible Debentures                                   61,285      61,285     63,795
Convertible Notes                                        27,000      27,000     27,000
Minority interest in partnership                                                            (3,261)     (2,987)
Shareholders' equity (deficit)                           34,993      41,243     48,091      (5,162)     (5,005)

----------------
(1) Industry analysts generally consider Funds From Operations to be an appropriate measure of the performance of an equity Real Estate Investment Trust. The Company calculates Funds From Operations utilizing net income
(loss), excluding gains (losses) from sales of property, adjusted for certain non-cash items, primarily depreciation and amortization (primarily amortization of deferred financing costs included in interest expense). Funds From Operations does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs, including distributions and should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity or the ability to pay distributions.

(2) Based on weighted average shares of common stock outstanding of 3,471, 3,547, and 2,114 for 1996, 1995 and 1994, respectively. Conversion of all of the debt securities would result in 8,668, 8,850, and 4,913 shares for 1996, 1995 and 1994, respectively, and would be antidilutive to net income per share of common stock.

(3) Malan(Predecessor) gross leaseable area includes only Bricktown Square.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The following discussion should be read in conjunction with the "Selected Financial Data" and the Company's consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K. The Company's Consolidated Financial Statements for the three years ended December 31, 1996 include the results of Malan (Predecessor) for the period January 1 through June 23, 1994. Malan (Predecessor) is not a legal entity but rather a combination of the principal real estate properties of a partnership, Bricktown Square Associates ("BTS"), and the real estate management operations of an affiliated S-Corporation, Malan Construction Company ("MCC"), which managed the operations of BTS. Because of the commonality of ownership and management, the financial results of operations of MCC and BTS are presented on a combined basis. On June 24, 1994, MCC completed its IPO and began operating as a real estate investment trust under the name of Malan Realty Investors, Inc.

RESULTS OF OPERATIONS

Comparison of Year Ended December 31, 1996 to Year Ended December 31, 1995

     Results of operations from rental properties increased from 1995 to 1996 primarily due to the Company's acquisitions of Clinton Pointe Shopping Center ("Clinton Pointe") purchased on June 5, 1995 and The Shops at Fairlane Meadows ("Fairlane Meadows") purchased on September 15, 1995. Accordingly, results of operations for the year ended December 31, 1995 include the results of Clinton Pointe and Fairlane Meadows since their respective acquisition dates only.

     Total revenue increased approximately $2.716 million, which is attributable to increases in minimum and percentage rents and recoveries from tenants of approximately $2.615 million and interest and other income of $103,000. The increases in rents and recoveries from tenants are primarily attributable to additional revenues from Clinton Pointe and Fairlane Meadows of approximately $2.722 million, increases in percentage rents of approximately $201,000 and increased recoveries from tenants due to additional recoverable property operating expenses discussed below, offset by revenues lost of approximately $718,000 due to lease terminations by Kmart and Builders Square which took effect in the latter part of 1995. Percentage rents increased primarily due to increased sales at the Company's largest tenants, Kmart and Wal-Mart, and a nonrecurring percentage rent payment of approximately $80,000 received from a tenant at Bricktown Square, partially offset by percentage rents lost from tenants, such as Dillons in Wichita, KS, who are no longer operating in their spaces. The increase in interest and other income resulted primarily from brokerage commissions and lease termination income earned in 1996 as well as investment earnings due to increased levels of investable cash resulting from the buildup of cash reserves that are required under the Company's REMIC financing.

     Total operating expenses increased approximately $1.801 million. Increases in property operating and maintenance-recoverable, other property expenses, real estate taxes and depreciation and amortization were approximately $808,000, $265,000 and $204,000 and $323,000, respectively. Increases resulting from the acquisitions of Clinton Pointe and Fairlane Meadows accounted for approximately $527,000, $12,000, $382,000 and $367,000, respectively, which were partially offset due to lower tax assessments on some properties as a result of appeals and lower amortization of leasing costs in 1996. Additional repairs and maintenance performed at some of the properties also contributed to the increase in property operating and maintenance-recoverable. General and administrative expenses increased approximately $201,000, primarily due to increases in payroll and professional and other fees related to the administration of the Company's REMIC financing.

     Interest expense, including related amortization of deferred financing costs, increased approximately $2.066 million. The increase is due primarily to increased debt levels from 1995 offset by interest rate reductions and decreases attributable to conversions of $2.510 million aggregate principal amount of the Company's 9.5% subordinated convertible debentures into shares of common stock, which occurred during 1995. The debenture conversions accounted for a net decrease in interest expense of approximately $112,000. The conversion of the Company's acquisition line of credit to the Securitized Mortgage Loan at more favorable rates, coupled with additional borrowings thereunder accounted for an increase of approximately $705,000, while interest on a $12.45 million mortgage utilized for the acquisition of Fairlane Meadows increased approximately $717,000. Increase in amortization of deferred financing costs of approximately $756,000, related primarily to the Securitized Mortgage Loan and the Fairlane Meadows mortgage, comprised the balance of the increase from 1995.

     Overall, net income decreased $1.151 million primarily as a result of increases in non-cash expenses such as depreciation and amortization of approximately $323,000 and amortization of deferred financing costs of $756,000.

Comparison of Year Ended December 31, 1995 to Year Ended December 31, 1994

     Results of operations from rental properties increased from 1994 to 1995 due to the Company's acquisitions of properties subsequent to its initial public offering in June 1994. The 1994 results of operations include only the rental operations of Bricktown Square for the entire year and the results of operations of the Claridge Properties (collectively, the "Core Portfolio") from and after June 24, 1994 and the Wal-Mart Properties since their acquisition on November 30, 1994. The 1995 results include the activity of the Core Portfolio and the Wal-Mart Properties for the entire year as well as the Company's subsequent acquisitions since their respective acquisition dates.

     Total revenue increased approximately $14.870 million. This is primarily attributable to increases in minimum and percentage rents and recoveries from tenants of approximately $15.546 million and interest and other income of $173,000 offset by decreases in management fees and leasing fees of approximately $849,000.

     The increases in rents and recoveries from tenants are attributable to the acquisitions discussed above. The decrease in management fees and leasing fees is a result of the termination of the Company's previous management agreement with Claridge Properties, Ltd. when the Company purchased the Claridge Properties and the termination of the Company's contract to manage The Brickyard Mall on November 21, 1994. The increase in interest and other income resulted primarily from investment earnings on additional working capital available as a result of the Company's public offerings and debt transactions.

     Total operating expenses increased approximately $7.220 million from 1994 to 1995. Increases in property operating and maintenance-recoverable, real estate taxes and depreciation and amortization of approximately $1.138 million, $375,000, $3.260 million and $2.472 million, respectively, primarily due to the acquisitions of properties discussed above, accounted for the majority of this increase. General and administrative expenses decreased approximately $25,000 from 1994 to 1995 primarily due to cutbacks in corporate personnel and overhead offset by an increase in amortization of deferred incentive compensation expense and additional expenses of becoming a public entity.

     Interest expense (including related amortization of deferred financing costs) increased approximately $7.272 million as a result of the issuance of $64 million of Convertible Debentures and $27 million of Convertible Notes on June 24, 1994 in connection with the Company's IPO. In addition, the Company had outstanding draws on an acquisition line of credit ranging from $34.75 million to $50.25 million from November 30, 1994 through August 15, 1995, completed a $63 million mortgage loan utilizing a real estate mortgage investment conduit (REMIC) on August 16, 1995 and incurred a $12.45 million mortgage on September 15, 1995 in connection with the acquisition of Fairlane Meadows. The increased interest expense resulting from these increased debt levels are offset by decreases resulting from the payoff of a first mortgage on Bricktown Square in June 1994.

     Overall, net income increased approximately $227,000 as a result of the items discussed above and the acquisition of the minority interest in BTS as of June 24, 1994.

Impact of Recently Adopted Accounting Standards

     In March 1995, Statement of Financial Accounting Standards ("SFAS") No. 121 was issued which establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. The statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The statement is effective for financial statements for fiscal years beginning after December 15, 1995. This statement has no impact on the Company's 1996 consolidated financial statements.

     Also in 1995, SFAS No. 123 was issued which introduced a fair-value based method of accounting for stock based compensation. The statement requires recognition of compensation expense for grants of stock, stock options and other equity instruments to employees based on new fair value accounting rules or disclosure of pro forma net income and earnings per share under the new method. The statement is effective for financial statements for fiscal years beginning after December 15, 1995. The Company has elected to continue its method of accounting for stock based compensation under the rules of APB No. 25 and to provide the required disclosures under SFAS No. 123. Had the Company adopted the fair value accounting method prescribed under SFAS No. 123, its pro forma net income and earnings per share for 1996 would not have been materially different.

OTHER FINANCIAL INFORMATION

Direct Operating Results

     The following table summarizes the contributions to income of the Company's portfolio acquisitions for 1996, 1995 and 1994 (in thousands):



                             CORE PORTFOLIO
                  ---------------------------------
                  BRICKTOWN     CLARIDGE                WAL-MART    CLINTON   FAIRLANE
PROPERTIES:        SQUARE      PROPERTIES     TOTAL    PROPERTIES    POINTE   MEADOWS    TOTAL
                  ---------    ----------     -----    ----------   -------   -------    -----
Date Acquired
(or Developed)    1987-1989     06/24/94               11/30/94   06/05/95  09/15/95

  1996
Revenues             $5,249      $20,420     $25,669     $4,102     $2,040    $2,529    $34,340
Direct Operating
  Expenses(1)         1,726        6,823       8,549        875        691       784     10,899
                  ---------      -------     --------    ------     ------    ------    -------
Direct Operating
  Income             $3,523      $13,597     $17,120     $3,227     $1,349    $1,745    $23,441
                  =========      =======     ========    ======     ======    ======    =======

  1995
Revenues             $5,168      $20,691     $25,859     $4,019     $1,116    $  731    $31,725
Direct Operating
  Expenses(1)         1,759        6,813       8,572        781        364       191      9,908
                  ---------      -------     --------    ------     ------    ------    -------
Direct Operating
  Income             $3,409      $13,878     $17,287     $3,238     $  752      $540    $21,817
                  =========      =======     ========    ======     ======    ======    =======

  1994
Revenues             $4,968      $10,858     $15,826     $  310                         $16,136
Direct Operating
  Expenses(1)         1,763        3,496       5,259         51                           5,310
                  ---------      -------     --------    ------     ------    ------    -------

Direct Operating
  Income             $3,205      $ 7,362     $10,567     $  259         --        --    $10,826
                  =========      =======     ========    ======     ======    ======    =======



(1) Direct operating expenses include property operating and maintenance-recoverable, real estate taxes, and ground rent expense but do not include general and administrative, depreciation and amortization or interest expenses.

Funds From Operations

     Industry analysts generally consider Fund From Operations ("FFO") to be an appropriate measure of performance of an equity real estate investment trust. The Company calculates FFO as net income or (loss) excluding minority interest and gains and losses from sales of property, further adjusted for certain non-cash items including depreciation and amortization and amortization of deferred financing costs included in interest expense. It is the opinion of management that reduction for or inclusion of these items is not meaningful in evaluating income-producing real estate which, in general, has historically not depreciated. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs, including distributions. FFO should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity or the ability to pay distributions but rather as a supplemental tool to be used in conjunction with these factors in analyzing the Company's overall performance.

     The following table shows the components that comprise the Company's FFO for each of the three years in the period ended December 31, 1996 (in thousands):

                                                                            YEAR ENDED DECEMBER 31,
                                                                            1996      1995      1994
                                                                           -----     -----     ------
Net income                                                                $  599    $1,750    $1,523
Minority interest in partnership                                                                (151)
Depreciation & Amortization:
  Depreciation of buildings & improvements                                 4,766     4,333     2,027
  Depreciation of furniture, equipment & leasehold improvements               52        36        87
  Amortization of tenant allowances and improvements                          46        65
  Amortization of leasing costs                                               56       163        11
Amortization of deferred financing costs included in interest expense:
  Mortgages                                                                1,228(1)    461(1)     70
  Convertible debt                                                           353       363       190
                                                                          ------    ------    ------
Funds From Operations                                                     $7,100    $7,171    $3,757
                                                                          ======    ======    ======
ADDITIONAL INFORMATION:
Weighted average shares outstanding:
  Primary                                                                  3,471     3,547     2,114
                                                                          ======    ======    ======
  Fully diluted                                                            8,667     8,850     4,913
                                                                          ======    ======    ======

Convertible debt interest, excluding
  amortization of deferred financing costs                                $8,117    $8,223    $4,340
                                                                          ======    ======    ======



(1) Includes amortization of approximately $437,000 and $164,000 for the years ended December 31, 1996 and 1995, respectively, related to approximately $3.1 million settlement cost on hedging contract in connection with the Securitized Mortgage Loan, assumed to be nonrecurring.


LIQUIDITY AND CAPITAL RESOURCES

     The Company is authorized to repurchase up to 755,000 shares of its Common Stock under a plan approved by its Board of Directors on January 19, 1995. For the years ended December 31, 1996 and 1995, the Company repurchased 91,500 and 376,500 shares, respectively, at a total cost of approximately $1.097 million and $5.072 million, respectively, or an average cost of $11.98 and $13.47 per share, respectively. Since inception of the plan, the Company has repurchased 468,000 shares at a cost of approximately $6.169 million or an average cost of $13.18 per share. It is unlikely that management will repurchase additional shares at its current market level.

     The Company has a $63 million loan (the "Securitized Mortgage Loan") outstanding which is administered under a real estate mortgage investment conduit (REMIC). Certificates issued by the REMIC trust carry ratings from "AAA" to "A" by both Fitch Investors Services, Inc. and Duff & Phelps Credit Rating Co. Under the loan agreement, the Company is required to fund certain reserves on a monthly basis and request disbursement of funds as certain requirements are met. The Capital Improvements/Replacement Reserve requires an annual deposit (funded monthly) equal to $0.20 per qualifying square foot as defined in the loan agreement or approximately $575,000 per year. The Basic Carrying Cost Reserve which is utilized to pay real estate taxes, ground lease payments and insurance payments related to the properties which collateralize the loan requires a monthly deposit equal to one-twelfth of the estimated annual cost of these expenses which is estimated to be approximately $1.3 million in 1997.

     An additional provision in the agreement provides that in the event that the long-term debt rating of either of the two major tenants of the properties, Kmart or Wal-Mart, is downgraded to "BB+" or lower, the Company will be required to maintain an additional amount in the Basic Carrying Cost

Reserve equal to 1/4 of the applicable real estate tax obligation borne by those tenants. In January 1996, the long-term debt rating of Kmart was lowered to "BB" and, accordingly, the Company was required to make an additional deposit to the Basic Carrying Cost account of $561,000, representing 1/4 of the Kmart properties' estimated real estate taxes for 1996.

     In connection with the Securitized Mortgage Loan, the Company incurred a $3.1 million settlement cost in 1995 on a Treasury Lock Agreement which was utilized to hedge the interest rate on certain borrowings used for acquisitions of shopping centers. Through the use of an interest rate cap and floor agreement, the effective rate of interest is fixed at 7.57% through February 10, 2002; thereafter, the interest rate on $42 million of the mortgage loans convert to a variable rate based on certain requirements. While the Company has not yet decided how it will fund the repayment of the Securitized Mortgage Loan upon maturity, possible sources include additional public offerings of equity and/or debt, refinancing with conventional fixed rate debt instruments or the issuance of additional secured or unsecured debt obligations.

     In September 1995, the Company reached an agreement with its largest tenant, Kmart, regarding several stores within its portfolio. Under the agreement, the Company received a cash payment on October 31, 1995 totaling approximately $2.56 million as consideration for the termination of leases on five stores previously closed by Kmart. In addition, the agreement i.) provides that the Company assume leases at three locations that were subleased by Kmart; ii.) amends certain lease provisions on four other properties leased by Kmart; and iii.) allows the Company to develop outlots at seven Kmart properties and receive all revenue generated from these outlots. The cash payment has been recorded as deferred income and is being amortized as income on a straight-line basis over a six-year period which represents the weighted average remaining base term of the leases involved. Revenue recognized under the agreement during 1996 and 1995 was $427,500 and $71,250, respectively.

     The Company has re-leased two of the five closed stores at terms which approximate the annual revenue received under the previous leases with Kmart, and intends to re-lease the remaining three. The Company has also leased two of the outlots and intends to develop and lease the remaining outlots. It is possible that the Company may be unable to re-lease the remaining stores or develop and lease the outlots within the next several years. Such loss of revenue may have a material affect on the Company's future cash flows and results of operations.

     In January 1996, the Company completed an agreement with Builders Square ("Builders"), a subsidiary of Kmart, for its property located in Manchester, Missouri whereby the Company assumed a sublease agreement between Builders and Levitz Furniture for a portion of the building. Builders received a net cash payment of approximately $319,000 and was released from further obligation under its lease. Under the terms of the sublease, which runs through May 2002, the Company receives an increase in the annual base rental amount of $75,000 over what was previously being paid by Builders.

     On December 1, 1995, the Company's lease with Builder's Square at its Melrose Park, Illinois property was terminated. On an annual basis, revenues from this lease were approximately $650,000. In 1996, the net decrease in revenues from 1995 resulting from the termination were approximately $347,000. The Company has an agreement with Cinemark USA to construct a 58,000 square-foot, 10-plex theater complex on this site. Construction is expected to begin in the second quarter 1997 after the existing structure is demolished, and the theater complex is expected to open in the first quarter 1998. Once completed, the Company will provide a construction allowance of $65 per square foot to Cinemark who will then ground lease the property for a term of twenty years with annual rent of approximately $950,000, plus reimbursement of real estate taxes and operating costs. Total costs of the development are estimated to be approximately $4 million and are anticipated to be funded through project specific financing upon completion.

     Dillons, a tenant at the Company's Wichita, Kansas property, vacated its space in November 1995. Dillons' lease remains in effect through November 30, 2001; however, as a result of the closure, the Company no longer receives percentage rent from this tenant, which totaled approximately $132,000 in 1995. To help defray the loss in total revenue generated from the property, the Company is attempting to enter into a lease termination agreement with Dillons and plans to redevelop and re-tenant the property at a higher base rent. While the Company anticipates this loss of revenue to be short-term, it cannot predict at this time when such re-tenanting will occur.

     The Company was informed in March 1996 that Kmart would not be exercising its option to extend its lease on its freestanding store in North Aurora, Illinois. Accordingly, this lease will expire on March 31, 1997. Cash flows generated from the property during 1996 were approximately $126,000. The Company is currently negotiating a lease that will involve the redevelopment of the property and anticipates that the lease will be finalized in the second quarter of 1997. Cash flows from the property will be diminished temporarily between the termination date of the Kmart lease and the effective date of any new lease agreement.

     In March 1996, the Company entered into a sale and leaseback agreement with an existing tenant at its Lawrence, Kansas shopping center. Under the agreement, the tenant will construct a new theater on property located near the shopping center. Upon completion, the theater will be purchased by the Company for approximately $4.2 million, and the Company will lease the theater back to the tenant for a term of twenty years at a base rent of approximately $550,000 per year. The Company anticipates the project to be completed in the second quarter of 1997 and to be funded out of long-term financing collateralized by the acquired property.

     The Company's 9.5% Convertible Subordinated Debentures, due August 2004, carry a rating of B3 by Moody's Investors Services, Inc.

     In September 1996, the Company extended its $12.45 million mortgage loan with NBD collateralized by Fairlane Meadows, until September 15, 1997. Subsequent to year end, the Company satisfied the loan using proceeds received from a $11.2 million loan with Daiwa Finance Corporation ("Daiwa") and available cash reserves for the balance. The loan with Daiwa is collateralized by a mortgage on Fairlane Meadows and calls for monthly payments totaling $83,827, consisting of interest and principal at the rate of 8.21% per annum amortized over a 30-year life. Real estate tax payments and an annual replacement reserve of $17,157 are required to be escrowed monthly. The loan is due in full on February 1, 2007, at which time a balloon payment of approximately $9.9 million will be due. The loan also contains an earn-out provision whereby the Company can request at any time prior to January 1, 1998, that the property be reappraised and that the loan be increased if the revised valuation supports such an increase. The Company is attempting to lease a large vacant space within Fairlane Meadows to a high quality retailer and believes that the value added to the shopping center by such tenant will be sufficient to provide enough earn-out proceeds to replenish the cash reserves utilized to extinguish the NBD mortgage.

     The Company established a line of credit ( the "Line") in January 1997 with First Chicago NBD totaling $2.5 million. The line is collateralized by the Company's interest in Orchard 14 Shopping Center in Farmington Hills, Michigan and any proceeds received as a result of the earn-out provision contained in the Daiwa loan and is subject to certain other restrictions as to its use. The line is for a one-year period and decreases to $1 million on the earlier of September 30, 1997, or upon the receipt of any funds from the Daiwa earn-out provision and is extendable for a one-year period for a fee. Payments of interest only at either the bank's prime rate, or the London Interbank Offering Rate (LIBOR) plus 200 basis points under certain conditions, are due monthly until maturity.

     The Company incurs capital expenditures in the ordinary course of business in order to maintain its properties. Such capital expenditures typically include roof, parking lot and other structural repairs, some of which are reimbursed by tenants. The Company spent approximately $1.261 million on such expenditures in 1996, which included approximately $1.105 million for major roof repairs and replacements on six properties. These expenditures were funded primarily out of the Capital Improvement/Replacement Reserve required for the Company's Securitized Mortgage Loan financing and partially from operating cash flows. In 1997, the Company anticipates spending approximately $1.3 million for capital expenditures, also to be funded from similar sources.

     Occasionally it is necessary for the Company to provide inducements such as building allowances or space improvements and/or to pay leasing commissions to outside brokers in order to procure new tenants or renegotiate expiring leases with current tenants. The total cost of these expenditures in 1996 was approximately $479,000. These expenditures are generally funded by operating cash flows and increased revenues resulting from such expenditures. Such expenditures could total in excess of $300,000 for the year ending December 31, 1997.

The Company has entered into the following commitments:

                                                                                     ANTICIPATED
                                                                  APPROXIMATE          FUNDING
                                                                     AMOUNT             DATE
                                                                  ----------         -----------
                                                                 (in thousands)
Purchase and leaseback of 12-plex theater complex--Lawrence, KS      $4,200             6/97

Replacement of roofs on five retail buildings                         1,100           4/97-9/97
Payment of tenant construction allowance
  on 10-plex theater complex--Melrose Park, IL(1)                     3,640             3/98
                                                                     ------
Total                                                                $8,940           4/97-3/98
                                                                     ======



(1) Commitment entered into subsequent to December 31, 1996.

In addition to these commitments and other potential uses of cash discussed above, several other new developments and redevelopments are being contemplated by the Company and may be completed within the next year. It is anticipated that the additional revenue generated by these projects, as well as the Company's existing equity in each, will create sufficient value so that each project will fully fund itself using property specific financing and long-term loans.

     The Company's major tenant, Kmart accounted for approximately 38.2% of its gross revenue and 36.7% of its base minimum rent in 1996. Since its IPO, the Company has substantially reduced its exposure to Kmart through acquisitions and redevelopments of properties, lease termination agreements with Kmart and the assumption of certain Kmart sublease agreements. At the IPO, Kmart accounted for approximately 60% of the Company's annualized base minimum rents.

     The Company anticipates that its cash flow from operations will generally be sufficient to fund its cash needs for payment of expenses, capital expenditures (other than acquisitions) and distributions necessary to maintain its status as a REIT for federal income tax purposes. The Company currently has available borrowing of up to $1 million on the NBD line of credit for temporary working capital needs and intends to enter into other secured and unsecured financing arrangements in the future as the need arises.

     Each of the above statements regarding future revenues or expenses may be a "forward looking statement" within the meaning of the Securities Exchange Act of 1934. Such statements are subject to important factors that could cause actual results to differ materially from those in the forward looking statement, including the factors set forth in the Management's Discussion and Analysis of Financial Condition and Results of Operations.

INFLATION

     The Company's long-term leases contain provisions to mitigate the adverse impact of inflation on its results from operations. Such provisions include clauses entitling the Company to receive (i) scheduled base rent increases and
(ii) percentage rents based upon tenants' gross sales, which generally increase as prices rise. In addition, many of the Company's non-anchor leases are for terms of less than ten years, which permits the Company to seek increases in rents upon re-rental at then current market rates if rents provided in the expiring leases are below then existing market rates. Most of the Company's leases require tenants to pay a share of operating expenses, including common area maintenance, real estate taxes, insurance and utilities, thereby reducing the Company's exposure to increases in costs and operating expenses resulting from inflation.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                         INDEX

                                                                                                Page
                                                                                              Number
Independent Auditors' Report                                                                     19

Consolidated Balance Sheets as of December 31, 1996 and 1995                                     20

Consolidated Statements of Operations for Each of the
  Three Years in the Period Ended December 31, 1996                                              21

Consolidated Statements of Shareholders' Equity (Deficit) for
  Each of the Three Years in the Period Ended December 31, 1996                                  22

Consolidated Statements of Cash Flows for Each of the Three
  Years in the Period Ended December 31, 1996                                                    23

Notes to Consolidated Financial Statements                                                       24

Consolidated Financial Statement Schedule--XI Real Estate and Accumulated Depreciation           34


     Schedules other than those listed above are omitted because they are not applicable, not required, or the information required to be set forth therein is included in the consolidated financial statements or the notes thereto.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Malan Realty Investors, Inc.

     We have audited the consolidated financial statements and the consolidated financial statement schedule listed at Item 8 of Malan Realty Investors, Inc. and Subsidiary (the "Company"). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




DELOITTE & TOUCHE LLP
Detroit, Michigan
January 29, 1997

                  MALAN REALTY INVESTORS, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                   DECEMBER 31,
                                                                  1996      1995
                                                                  ----      ----
ASSETS:
   Real Estate (Note 2):
      Land                                                      $ 18,296  $ 18,296
      Buildings and improvements                                 189,294   187,789
                                                                --------  --------
         Total                                                   207,590   206,085
         Less: accumulated depreciation                          (10,907)   (6,114)
                                                                --------  --------

         Total                                                   196,683   199,971
   Other Assets:
   Leasehold improvements and equipment, net                          47        99
   Accounts receivable (net of allowance of $96 and $23
      at December 31, 1996 and 1995, respectively)                 1,332     1,439
   Deferred financing and other                                   10,705    11,294
   Cash and cash equivalents                                       6,966     9,095
   Escrow deposits (Note 2)                                        2,119     1,462
                                                                --------  --------

         Total Assets                                           $217,852  $223,360
                                                                ========  ========

LIABILITIES:
   Mortgages (Note 2)                                            $83,643   $83,734
   Convertible debentures (Note 2)                                61,285    61,285
   Convertible notes (Note 2)                                     27,000    27,000
   Deferred income (Note 9)                                        2,493     2,679
   Accrued distributions payable                                   1,472     1,509
   Accounts payable and other                                      1,535       647
   Accrued property taxes                                          1,157     1,085
   Accrued interest payable                                        4,274     4,178
                                                                 -------   -------

         Total liabilities                                       182,859   182,117
                                                                --------  --------

COMMITMENTS AND CONTINGENCIES (NOTE 5)
SHAREHOLDERS' EQUITY (NOTES 3, 4 AND 8)
   Common stock ($.01 par value, 30 million shares authorized,
      3,463,684 and 3,550,204 shares issued and outstanding as
      of December 31, 1996 and 1995, respectively)                    35        36
   Additional paid in capital                                     45,960    46,984
   Accumulated distributions in excess of net income             (11,002)   (5,717)
   Deferred compensation--incentive shares                                     (60)
                                                                --------  --------
         Total shareholders' equity                               34,993    41,243
                                                                --------  --------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $217,852  $223,360
                                                                ========  ========






                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                              21
                  MALAN REALTY INVESTORS, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

               (in thousands, except share and per share amounts)

                                                       YEARS ENDED DECEMBER 31,
                                                      1996       1995      1994(*)
                                                      ----       ----      -------

REVENUES
   Minimum rent (Note 5)                            $  23,836  $  22,100  $  11,029
   Percentage and overage rents                         1,164        963        573
   Recoveries from tenants                              9,340      8,662      4,577
   Management and leasing fees                             48         50        899
   Interest and other income                              575        472        299
                                                    ---------  ---------  ---------
      TOTAL REVENUES                                   34,963     32,247     17,377
                                                    ---------  ---------  ---------

EXPENSES
   Property operating and maintenance--recoverable      2,769      1,961        823
   Other operating expenses                             1,481      1,216        841
   Real estate taxes                                    7,715      7,511      4,251
   General and administrative                           1,664      1,463      1,488
   Depreciation and amortization                        4,920      4,597      2,125
                                                    ---------  ---------  ---------
      TOTAL OPERATING EXPENSES                         18,549     16,748      9,528
                                                    ---------  ---------  ---------
OPERATING INCOME                                       16,414     15,499      7,849
INTEREST EXPENSE                                       15,815     13,749      6,477
                                                    ---------  ---------  ---------

INCOME BEFORE MINORITY INTEREST IN PARTNERSHIP            599      1,750      1,372
MINORITY INTEREST IN PARTNERSHIP                                                151
                                                    ---------  ---------  ---------

NET INCOME                                          $     599  $   1,750  $   1,523
                                                    =========  =========  =========
Net income per share                                $    0.17  $    0.49  $    0.72
                                                    =========  =========  =========
Weighted average shares outstanding                 3,470,650  3,546,883  2,114,251
                                                    =========  =========  =========




(*) The statements of operations include the activity of Malan (Predecessor) for January 1, 1994 through June 23, 1994.



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  MALAN REALTY INVESTORS, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                (in thousands, except share and per share data)



                                                                 ADDITIONAL      ACCUMULATED     DEFERRED        TOTAL
                                                               PAID-IN CAPITAL  DISTRIBUTIONS  COMPENSATION  SHAREHOLDERS'
                                                        PAR     (ACCUMULATED    IN EXCESS OF   --INCENTIVE      EQUITY
                                                       VALUE      DEFICIT)       NET INCOME       SHARES       (DEFICIT)
                                                       -----   ---------------  -------------  ------------  ------------
BALANCE, JANUARY 1, 1994 (*)                            $  1        $  (5,163)                                    $(5,162)
   Distributions and net loss
      prior to initial public offering                                   (480)                                       (480)
   Stock split 2,958 to 1                                  2               (2)
   Redemption of 58,800 shares                            (1)            (999)                                     (1,000)
   Initial sale of 3,530,000 common shares of
      Malan Realty Investors, Inc., net of costs          35           55,872                                      55,907
   Donation of incentive shares--
      net of forfeitures                                                  250                       $  (250)
   Amortization of deferred compensation--
      incentive shares (Note 3)                                                                          65            65
   Conversion of debt securities                           1              204                                         205
   Distributions--$.85 per share                                                     $ (3,207)                     (3,207)
   Net income, subsequent to
      Initial Public Offering                                                           1,763                       1,763
                                                         ---        ---------        --------       -------       -------
BALANCE, DECEMBER 31, 1994(*)                             38           49,682          (1,444)         (185)       48,091
   Amortization of deferred compensation--
      incentive shares (Note 3)                                                                         125           125
   Conversion of debt securities--
      net of unamortized costs                             2            2,398                                       2,400
   Common shares repurchased                              (4)          (5,096)                                     (5,100)
   Distributions--$1.70 per share                                                      (6,023)                     (6,023)
   Net income                                                                           1,750                       1,750
                                                         ---        ---------        --------       -------       -------
BALANCE, DECEMBER 31, 1995                                36           46,984          (5,717)          (60)       41,243
   Amortization of deferred compensation--
      incentive shares (Note 3)                                                                          60            60
   Common shares repurchased                              (1)          (1,096)                                     (1,097)
   Directors compensation paid in stock                                    48                                          48
   Stock options exercised                                                 24                                          24
   Distributions--$1.70 per share                                                      (5,884)                     (5,884)
   Net income                                                                             599                         599
                                                        ----        ---------        --------       -------       -------
BALANCE, DECEMBER 31, 1996                              $ 35        $  45,960        $(11,002)                    $34,993
                                                        ====        =========        ========       =======       =======


(*) The statements of stockholders' equity include the activity of Malan (Predecessor) for the periods prior to June 24, 1994.



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  MALAN REALTY INVESTORS, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                                                                  YEARS ENDED DECEMBER 31,
                                                                                 1996       1995      1994(*)
                                                                               --------   --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                                  $    599   $  1,750    $  1,523
                                                                               --------   --------    --------
   Adjustments to reconcile net income to net cash
      flows provided by operating activities:
      Depreciation and amortization                                               4,920      4,597       2,125
      Amortization of deferred financing costs                                    1,581        824         260
      Minority interest in partnership                                                                    (151)
      Amortization of deferred compensation expense                                  60        125          65
      Directors compensation issued in stock                                         48
      Change in operating assets and liabilities that provided (used) cash:
          Accounts receivable and other                                            (961)     1,225      (2,714)
          Accounts payable, deferred income and other accrued liabilities           870         20       8,261
                                                                               --------   --------    --------
      Total adjustments                                                           6,518      6,791       7,846
                                                                               --------   --------    --------
          NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES                         7,117      8,541       9,369
                                                                               --------   --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Real estate developed, acquired or improved                                   (1,505)   (31,868)   (144,307)
   Additions to leasehold improvements and equipment                                            (8)
   Deposits to escrow                                                           (17,642)    (5,876)
   Disbursements from escrow                                                     16,985      4,415
                                                                               --------   --------    --------
          NET CASH FLOWS USED FOR INVESTING ACTIVITIES                           (2,162)   (33,337)   (144,307)
                                                                               --------   --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from initial public offering                                                            55,907
   Proceeds from public offering of debentures and private placement of notes                           86,359
   Draws on acquisition line                                                                15,500      34,750
   Net proceeds from REMIC offering                                                         55,751
   Repayment of acquisition line                                                           (50,250)
   Principal repayments on mortgages                                                (91)       (88)    (27,668)
   Net proceeds from mortgage                                                               12,450
   Distributions to majority owner                                                                      (2,158)
   Distributions to shareholders                                                 (5,921)    (6,121)     (1,601)
   Proceeds from stock options exercised                                             24
   Repurchases of common stock                                                   (1,096)    (5,100)
                                                                               --------   --------    --------
          NET CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES             (7,084)    22,142     145,589
                                                                               --------   --------    --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             (2,129)    (2,654)     10,651
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                    9,095     11,749       1,098
                                                                               --------   --------    --------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                       $  6,966   $  9,095    $ 11,749
                                                                               ========   ========    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION--
CASH PAID FOR INTEREST DURING THE YEAR                                         $ 14,139   $ 13,104    $  2,062
                                                                               ========   ========    ========




(*) The statements of cash flows include the activity of Malan (Predecessor) for January 1, 1994 through June 23, 1994.


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  MALAN REALTY INVESTORS, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     General--In June 1994 Malan Realty Investors, Inc. (the "Company") became a publicly held real estate investment trust through an initial public offering of common stock and subordinated convertible debentures. The proceeds of the offerings along with those obtained from a private placement of secured convertible notes, were used to acquire retail shopping facilities that had been developed and managed by the Company's predecessor ("Malan (Predecessor)"). The Company is currently engaged in the ownership, management, leasing, acquisition, development and redevelopment of shopping centers and leases space to tenants pursuant to lease agreements. The lease agreements provide for terms ranging from one to 25 years and, in some cases, for annual rentals which are subject to upward adjustment based on operating expense levels and sales volume.

     In connection with its initial public offering, the Company issued warrants to National Westminster Bank PLC, New York branch, an affiliate of one of the underwriters, for the purchase of 353,000 shares of common stock. The warrants are exercisable for a period of four years commencing June 17, 1995 at a price of $20.40 per share. No warrants were exercised in 1996 or 1995.

     Basis of Combination and Principles of Consolidation--The accompanying consolidated financial statements include the activity of the Company and its wholly owned subsidiary, Malan Mortgagor, Inc. All significant inter-company balances and transactions have been eliminated.

     The financial statements of the Company for the year ended December 31, 1994 consist of the combined statements of operations of Malan (Predecessor) for the period beginning January 1 through June 23, 1994 combined with the operations of the Company from June 24, 1994 through December 31, 1994. Malan (Predecessor) is not a legal entity but rather a combination of the principal real estate properties of a partnership, Bricktown Square Associates ("BTS"), and the real estate management operations of an affiliated S-Corporation, Malan Construction Company ("MCC"), which managed the operations of BTS. Because of the commonality of ownership and management, the financial results of operations of MCC and BTS are presented on a combined basis. All significant interentity balances and transactions have been eliminated in combination.

     Reclassifications--Certain reclassifications have been made to the 1995 and 1994 financial statements in order to conform with the 1996 financial statements.

     Real Estate, Leasehold Improvements and Equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the assets as follows:

                  Building                                     40 Years
                  Land and Building Improvements            10-40 Years
                  Leasehold Improvements                     5-10 Years
                  Equipment                                  5-10 Years


     Maintenance and repairs are charged to expense as incurred. Renovations which improve or extend the life of the asset are capitalized.

     Accumulated depreciation on leasehold improvements and equipment at December 31, 1996 and 1995 was $343,260 and $355,338, respectively.

     Deferred Financing and Other consists primarily of deferred financing costs and lease procurement costs. Deferred financing costs of $11,737,971 at December 31, 1996 and 1995 are amortized on a straight line basis over the terms of the applicable debt agreements. Accumulated amortization of deferred financing costs at December 31, 1996 and 1995 was $2,526,606 and $1,043,734, respectively, and amortization expense for 1996, 1995 and 1994 was $1,580,512, $824,304 and $288,808, respectively, and are included in interest expense in the Consolidated Statement of Operations. Included in deferred financing costs is a $3.1 million settlement cost incurred in 1995 on a Treasury Lock Agreement used to hedge the interest rate on certain of the Company's borrowings.

     Lease procurement costs of $1,176,097 and $372,056 at December 31, 1996 and 1995, respectively, consist of leasing costs, tenant allowances and tenant improvements and are amortized on a straight line basis over the terms of the applicable tenant lease. Accumulated amortization of lease procurement costs at December 31, 1996 and 1995 was $150,205 and $48,031, respectively, and amortization expense for 1996 and 1995 was $102,174 and $199,170, respectively.

     Revenue Recognition--Minimum rents are recognized on the straight line method over the terms of the leases. Percentage rents are recognized as earned on an accrual basis over the terms of the leases. The leases also typically provide for tenant reimbursement of common area maintenance and other operating expenses which are included in the accompanying Consolidated Statements of Operations as recoveries from tenants.

     Income received on lease terminations is deferred and recognized on a straight line basis over the remaining term of the leases involved. Deferred income related to such terminations was approximately $2,187,000 and $2,494,000 at December 31, 1996 and 1995, respectively, and approximately $427,500 and $71,000 was recognized as rental income for the years ended December 31, 1996 and 1995, respectively. Payments received under normal lease clauses which provide for the acceleration of the lease expiration date upon receipt of such payment are recognized as income when received.

     Income Taxes--The Company has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). As a REIT, the Company generally will not be subject to federal income taxation at the corporate level to the extent it distributes annually at least 95% of its real estate investment trust taxable income, as defined in the Code, to its stockholders and satisfies certain other requirements. Accordingly, no provision has been made for federal income taxes in the accompanying financial statements.

     Prior to its initial public offering, income taxes were the responsibility of the partners and shareholders of Malan (Predecessor). Accordingly, no provision has been made through June 23, 1994.

     Net income per share is computed by dividing net income by the weighted average number of common shares outstanding after giving effect to stock options considered to be dilutive common stock equivalents. Common shares issuable under stock warrants and upon conversion of convertible debentures and notes have not been considered in the computation of net income per share because such inclusion would be anti-dilutive.

     Distributions per common share declared for the years ended December 31, 1996, 1995 and 1994 were $1.70, $1.70 and $.85, respectively, of which $1.35,
$.46 and $.35, respectively, represent a return of capital for federal income tax purposes.

     Cash and cash equivalents consist of deposits in banks and certificates of deposit with maturities of three months or less at the date of purchase.

     Management estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Impact of recently adopted accounting standards--In March 1995, Statement of Financial Accounting Standards ("SFAS") No. 121 was issued which establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. The statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The statement is effective for financial statements for fiscal years beginning after December 15, 1995. There is no impact on the Company's 1996 consolidated financial statements resulting from the implementation of the statement.

2. MORTGAGES, DEBENTURES AND NOTES

     The Company has a $63 million term mortgage loan (the "Securitized Mortgage Loan") utilizing a real estate mortgage investment conduit (REMIC). The loan is secured by separate cross-collateralized and cross-defaulted mortgages or deeds of trust on 25 properties owned by a wholly-owned subsidiary Malan Mortgagor, Inc. and matures on August 10, 2002. Payments of interest only are due monthly. Through the use of an interest rate cap and floor agreement, the effective interest rate is fixed at 7.57% through February 10, 2002; thereafter, the interest rate on $42 million of the mortgage loans convert to a variable rate based on certain requirements.

     As part of the Securitized Mortgage Loan, the Company must continue to fund certain up-front reserves on an ongoing basis and request disbursement of funds as certain requirements are met. The Capital Improvements/Replacement Reserve requires an annual deposit (funded monthly) equal to $0.20 per qualifying square foot as defined in the agreement or approximately $575,000 per year. The Basic Carrying Cost Reserve which is utilized to pay certain real estate taxes, ground lease payments and insurance payments related to the properties of Malan Mortgagor, Inc. requires a monthly deposit equal to one-twelfth of the estimated annual cost of these expenses or approximately $1.3 million per annum.

     An additional provision in the agreement provides that in the event that the long-term debt rating of either of the two major tenants of the collateralized properties, Kmart or Wal-Mart, is downgraded to 'BB+' or lower, the Company is required to maintain an additional amount in the Basic Carrying Cost Reserve equal to 1/4 of the applicable real estate tax obligation borne by those tenants. In January 1996, the long-term debt rating of Kmart was lowered to 'BB' and accordingly, the Company was required to make an additional deposit to the Basic Carrying Cost account of $561,000 representing 1/4 of the Kmart properties estimated real estate taxes for 1996.

     In September 1996, the Company extended its $12.45 million mortgage loan with NBD, collateralized by The Shops at Fairlane Meadows, until September 15, 1997. Subsequent to year end the Company satisfied the loan out of proceeds received from an $11.2 million loan with Daiwa Finance Corporation ("Daiwa") and the balance from available cash reserves. The loan with Daiwa is collateralized by a mortgage on The Shops at Fairlane Meadows and calls for monthly payments totaling $83,827 consisting of interest and principal at the rate of 8.21% per annum amortized over a 30 year life. Real estate tax payments and an annual replacement reserve of $17,157 are required to be escrowed monthly. The loan matures on February 1, 2007, at which time a balloon payment of approximately $9.9 million will be due. The loan also contains an earn-out provision whereby the Company can request at any time prior to January 1, 1998 that the property be revalued and that the loan be increased if the revised valuation supports such an increase.

     Subsequent to year end, the Company established a line of credit (the "Line") with First Chicago NBD totaling $2.5 million. The line is collateralized by the Company's interest in Orchard-14 Shopping Center in Farmington Hills, Michigan and any proceeds received as a result of the earn-out provision contained in the Daiwa loan and is subject to certain other restrictions as to its use. The line is for a one-year period and decreases to $1 million the earlier of September 30, 1997, or upon the receipt of any funds from the earn-out provision and is extendable for a one year period for a fee. Payments of interest only at either the bank's prime rate, or the London Interbank Offering Rate (LIBOR) plus 200 basis points under certain conditions, are due monthly until maturity.

     The Company has outstanding $61.285 million in Convertible Debentures (the "Debentures") and $27 million in Convertible Notes (the "Notes") at December 31, 1996 and 1995. The Debentures are 10 year unsecured general obligations of the Company due July 15, 2004 and have a coupon rate of interest of 9.5% per annum, payable semiannually. The Debentures are convertible, unless previously redeemed, at anytime after issuance and prior to maturity into shares of Common Stock at the conversion price of $17 per share subject to adjustment under certain conditions. The Debentures are not redeemable by the Company prior to July 15, 2001, except for certain reasons intended to protect the Company's status as a REIT. During 1995, $2.51 million aggregate principal of Debentures were converted into 147,646 shares of Common Stock.

     The Notes are nine year general obligations due July 15, 2003 secured by a first mortgage on Bricktown Square and bear interest at the rate of 8.5% per annum, payable semiannually and are convertible into shares of Common Stock, unless previously redeemed, at any time after June 24, 2002 at a conversion price of $17 per share. Prior to this date, the holder may also demand conversion of limited quantities of the Notes subject to certain timing restrictions.

The following table sets forth certain information regarding the company's debt:

                                                                                                       BALANCE
                                                           INTEREST            MATURITY              DECEMBER 31,
                                COLLATERAL                   RATE               DATE           1996              1995
                            -----------------          --------------       ------------     -------           -------
                                                                                                   (in thousands)
Mortgages
UDAG Loan                  Bricktown Square              3% to 9%               3/23          $ 8,193         $   8,284

Securitized Mortgage Loan  25 Retail Properties             7.57%(1)            8/02           63,000            63,000

Fairlane Mortgage(2)       The Shops at
                           Fairlane Meadows                   (2)                 (2)          12,450            12,450
                                                                                              -------         ---------
  Total Mortgages                                                                             $83,643         $  83,734
                                                                                              =======         =========
Convertible Debentures     --                                9.5%               7/04          $61,285         $  61,285
                                                                                              =======         =========
Convertible Notes          Bricktown Square                  8.5%               7/03          $27,000         $  27,000
                                                                                              =======         =========

(1) Overall blended rate. The interest rate on four different tranches are either fixed or capped through the use of an interest rate cap and floor.
(2) Loan refinanced January 1997. See discussion above.

      Approximate scheduled principal payments for the years subsequent to December 31, 1996 and the refinancing of mortgage loan with NBD are as follows (in thousands):

                          1997                             $  1,420
                          1998                                  187
                          1999                                  191
                          2000                                  205
                          2001                                  219
                          2002 and thereafter               169,706
                                                           --------
                          Total                            $171,928
                                                           ========

3. INCENTIVE SHARES

     Upon completion of its initial public offering, the Company's president and chief executive officer donated 23,700 shares of Common Stock to be distributed in varying amounts to substantially all of the Company's employees, subject to certain forfeiture restrictions. The donation was recorded at its fair market value as additional paid in capital and deferred compensation expense. Compensation expense recognized during 1996, 1995 and 1994 was $60,199, $125,184 and $64,993, respectively. On June 18, 1996 all forfeiture restrictions lapsed and the unforfeited shares became the unrestricted property of each recipient.

4. STOCK OPTION AND COMPENSATION PLANS

     Employee Option Plan--The Company has a stock option plan (the "Employee Option Plan") to enable its employees to participate in the ownership of the Company. Under the Employee Option Plan, executive officers and employees of the Company may be granted options to acquire shares of Common Stock of the Company ("Options"). The Employee Option Plan is administered by the compensation committee of the Board of Directors (the "Board"), which is authorized to select the executive officers and other employees to whom Options are to be granted. No member of the compensation committee is eligible to participate in the Employee Option Plan. The aggregate number of shares of Common Stock that may be issued upon the exercise of all stock options is 400,000 shares.

     The exercise price of each Option granted is equal to the aggregate fair market value of the underlying shares on the date of grant. With the exception of those granted on the date of the Company's initial public offering, which vest over a three-year period at the rate of 33 1/3% per year, Options vest over a five-year period at the rate of 20% per year, beginning on the first anniversary of the date of grant and are exercisable until the tenth anniversary of the date of grant.

     Directors Option Plan--In 1995, the Company adopted the 1995 Stock Option Plan for non-employee Directors of the Company (the "Directors Option Plan"). Under the Directors Option Plan, each non-employee Director of the Company received an option to purchase 1,500 shares of Common Stock of the Company following the 1995 Annual Meeting of the Board. Following each Annual Meeting of the Board thereafter, each non-employee Director will automatically be granted an option to purchase 1,000 shares of Common Stock.

     All Options granted under the Directors Option Plan will have an exercise price equal to the fair market value of the underlying shares on the date of the grant. Each Option granted will vest immediately upon grant but will not become exercisable by the Director until six months following the date of grant. Options granted to a Director will remain exercisable until the tenth anniversary of the date of grant or, if earlier, until one year after the Director ceases to be a member of the Board for any reason. The aggregate number of shares that may be issued under the Directors Option Plan is 80,000 shares.

     The following table summarizes the activity for the Company's Stock Option
Plans:


                                               EMPLOYEE OPTION PLAN                               DIRECTORS OPTION PLAN
                                   ---------------------------------------------     ----------------------------------------------
                                     SHARES        EXERCISE          WEIGHTED         SHARES           EXERCISE        WEIGHTED
                                     SUBJECT         PRICE           AVERAGE          SUBJECT            PRICE         AVERAGE
                                    TO OPTION      PER SHARE      EXERCISE PRICE     TO OPTION         PER SHARE    EXERCISE PRICE
                                  -----------     ----------      --------------     ---------         ---------    ---------------
Options Granted 1994..........       250,000        $17.00            $ 17.00
Options Forfeited 1994........      (101,500)       $17.00            $ 17.00
                                   ---------
Balance, December 31, 1994....       148,500        $17.00            $ 17.00

Options Granted 1995..........       101,500       $13.375            $13.375          6,000            $14.50            $ 14.50
                                   ---------                                         -------
Balance, December 31, 1995....       250,000                          $15.528          6,000                              $ 14.50

Options Granted 1996..........        54,000   $14.375-$15.375        $14.449          4,000            $14.375           $14.375
Options Exercised 1996........                                                        (1,708)           $14.375           $14.375
                                   ---------                                         -------
Balance, December 31, 1996....       304,000    $13.75-$17.00         $15.383          8,292        $14.375-$14.50        $14.465
                                   =========                                         =======
Options Excercisable at
  December 31, 1996...........       119,297                          $13.375          8,292                              $14.465
                                   =========                          =======        =======                              =======


     The fair value of each stock option granted in 1996 is estimated to be negligible on the date of the grant using the Black-Sholes option pricing model with the following weighted average assumptions: risk free interest rate of 6%; expected dividend yield of 11.8%; expected life of ten years; and expected volatility of 10%. The outstanding stock options at December 31, 1996 have a weighted average contractual life of 8.69 years.

     The Company accounts for its stock option plans in accordance with Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized for stock option awards. Had compensation cost for the plans been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation", the Company's proforma net income and earnings per share for 1996 would not have been materially different. Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1996, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

     Stock Compensation Plan--In order to provide an opportunity for non-employee Directors to increase their ownership, the Company adopted in May 1995, the 1995 Stock Compensation Plan for Non-employee Directors (the "Stock Compensation Plan"). Under the Stock Compensation Plan, each non-employee Director may make an election by June 30th of each year to receive all or a portion of the Director's compensation for the following calendar year in the form of Common Stock of the Company in lieu of cash. Once made, the election is irrevocable for the following year's compensation. The number of shares of Common Stock to be paid to a Director instead of cash compensation will be determined based on the closing price of the Common Stock on the New York Stock Exchange on the day before the compensation is earned by the Director (i.e., the day before a Board or committee meeting, as applicable). The plan became effective January 1, 1996. A maximum of 100,000 shares may be issued under the Stock Compensation Plan. During 1996, a total of 3,272 shares were issued under the plan reflecting compensation of $47,918.

5. COMMITMENTS AND CONTINGENCIES

     Revenues derived from the Company's major tenant, Kmart, amounted to 38.2%, 46.4% and 65.8% of combined revenues arising from lease agreements for the years ended December 31, 1996, 1995 and 1994, respectively. Amounts receivable from the major tenant were $47,044 and $14,982 at December 31, 1996 and 1995, respectively.

   Approximate future minimum rent under operating leases for the years subsequent to December 31, 1996, assuming no new or renegotiated leases or option extensions, are as follows (in thousands):


             1997                                         $ 22,364
             1998                                           20,951
             1999                                           19,233
             2000                                           17,294
             2001                                           16,415
             2002 and thereafter                           116,421
                                                          --------
             Total                                        $212,678
                                                          ========

   Approximate future minimum rental payments under the terms of all non-cancelable operating leases in which the Company is the lessee, principally for ground leases and office rent, subsequent to December 31, 1996, are as follows (in thousands):


             1997                                          $   496
             1998                                              498
             1999                                              468
             2000                                              451
             2001                                              387
             2002 and thereafter                             8,404
                                                           -------
             Total                                         $10,704
                                                           =======

   Rent expense for operating leases for the years ended December 31, 1996, 1995 and 1994 was $456,838, $480,979 and $282,867, respectively.

The Company has entered into the following commitments:
                                                                                 ANTICIPATED
                                                                  APPROXIMATE      FUNDING
                                                                     AMOUNT         DATE
                                                                  -----------    ----------
                                                                 (in thousands)
Purchase and leaseback of 12-plex theater complex--Lawrence, KS      $4,200         6/97
Replacement of roofs on five retail buildings                         1,100       4/97-9/97
Payment of tenant construction allowance
  on 10-plex theater complex--Melrose Park, IL(1)                     3,640         3/98
                                                                     ------
Total                                                                $8,940       4/97-3/98
                                                                     ======


(1) Commitment entered into subsequent to December 31, 1996.

   The Company, as an owner of real estate, is subject to various environmental laws. Compliance by the Company with existing laws has not had a material adverse financial effect during the three-year period ended December 31, 1996, nor does management believe it will have a material impact in the future. However, management cannot predict the impact of new or changed laws or regulations on its current properties or properties that it may acquire.

6. FAIR VALUE OF FINANCIAL INSTRUMENTS

   The following disclosure of estimated fair value was determined using available market information and appropriate valuation methodologies. This disclosure is made as required by SFAS No. 107, "Disclosures about Fair Value of Financial Instruments".

   Cash and Cash Equivalents--The carrying amount for cash and cash equivalents approximates fair value due to the short maturity of these instruments.

     Mortgages--The fair value of the mortgages is based on the present value of contractual cash flows and is as follows at December 31 (in thousands):


                                          1996                        1995
                               --------------------------    -------------------------
                               CARRYING        ESTIMATED     CARRYING       ESTIMATED
                                AMOUNT         FAIR VALUE     AMOUNT        FAIR VALUE
                               ---------       ----------    --------       ----------
UDAG Loan                       $ 8,193         $ 4,455      $ 8,284         $ 4,388
Fairlane Mortgage                12,450          12,450       12,450          12,450
Securitized Mortgage Loan        63,000          63,000       63,000          63,000
                                -------         -------      -------         -------
TOTAL                           $83,643         $79,905      $83,734         $79,838
                                =======         =======      =======         =======





     Convertible Debentures and Convertible Notes--The fair value of the Convertible Debentures is based on the traded value at the close of business at year end. The carrying value of the Convertible Debentures as of December 31, 1996 and 1995 is $61.285 million. The estimated fair value based upon the traded value at the close of business on December 31, 1996 and 1995 was $60.672 million and $50.867 million, respectively. Management believes that the carrying value of the Convertible Notes as of December 31, 1996 and 1995 approximates the fair value.

     The fair value estimates presented herein are based on information available to management as of December 31, 1996 and 1995. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such financial instruments have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

7. SIGNIFICANT NONCASH TRANSACTIONS

   Significant noncash transactions for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                                                                        YEARS ENDED DECEMBER 31,
                                                                           1996                  1995                 1994
                                                                           ----                  ----                 ----
                                                                                             (in thousands)
Conversion of Debentures into 147,646 shares
   of common stock, net of unamortized costs                                                     $2,400
Distributions declared not yet paid                                        $1,472                $1,509                $1,606
Acquisition of minority partner's interest in BTS                                                                      $3,015
Distribution of net liabilities to the sole shareholder of MCC                                                         $1,919
Donation of incentive stock shares, net of forfeitures                                                                 $  251


8. STOCK REPURCHASE PLAN

     On January 19, 1995, the Company's Board of Directors approved a plan to repurchase up to 755,000 shares of the Company's Common Stock. Under the plan, any purchases of Common Stock are to be made in the open market or in privately negotiated transactions subject to SEC rules and regulations regarding such transactions. For the years ended December 31, 1996 and 1995, the Company repurchased 91,500 and 376,500 shares, respectively, at an average cost of $11.98 and $13.47 per share, respectively.

9. DEFERRED INCOME

     In September 1995, the Company reached an agreement with its largest tenant, Kmart, regarding several stores within its portfolio. Under the agreement, the Company received a cash payment on October 31, 1995 totaling approximately $2.56 million as consideration for the termination of leases on five stores previously closed by Kmart. In addition, the agreement i.) provides that the Company assume leases at three locations that were subleased by Kmart; ii.)amends certain lease provisions on four other properties leased by Kmart; and iii.) allows the Company to develop outlots at seven Kmart properties and receive all revenue generated from these outlots. The cash payment has been recorded as deferred income and is being amortized as income on a straight-line basis over a six-year period which represents the weighted average remaining base term of the leases involved.

     The Company has re-leased two of the closed stores at terms which approximate the annual revenue received under the previous leases with Kmart and intends to re-lease the remaining three. The Company has also leased two of the outlots. Management intends to develop and lease the remaining outlots discussed above. It is possible that the Company may be unable to re-lease the remaining stores or develop and lease the outlots within the next several years. Such loss of revenue may have a material effect on the Company's future cash flows and results of operations.

10. PROPERTY ACQUISITIONS AND PRO FORMA INFORMATION

    During the three years ended December 31, 1996, the Company acquired the following shopping center properties:

                                                                             GROSS
ACQUISITION                                                                LEASABLE
  DATE                  PROPERTY                LOCATIONS                    AREA                   COST
----------              --------                ---------                 ----------                ----
                                                                                   (in thousands)
6/24/94                 Claridge Properties     Various                      4,446                $112,804
11/1/94                 Woodriver Plaza         Woodriver, IL                  112                   6,024
11/1/94                 Clifty Crossing         Columbus, IN                   191                   9,149
11/1/94                 Flatrock Village        Rushville, IN                   74                   2,418
11/1/94                 Cherry Tree Plaza       Washington, IN                 122                   5,293
11/1/94                 Shannon Station         Van Wert, OH                   146                   6,933
3/1/95                  Wal-Mart Expansion      Washington, IN                  21                   1,625
6/4/95                  Clinton Pointe SC       Clinton Twp., MI               135                  12,262
9/16/95                 The Shops at
                          Fairlane Meadows       Dearborn, MI                  138                  16,617
                                                                           -------                --------
                                                                             5,385                $173,125
                                                                           =======                ========

     The following unaudited table of pro forma information has been presented as if (i) the Company's initial public offerings of stock and convertible debentures, private placement of convertible notes and acquisitions of the income-producing retail properties had occurred on January 1, 1994, and (ii) the Company had qualified as a REIT, distributed all of its taxable income and, therefore, had incurred no tax expense during the periods. In management's opinion, all adjustments necessary to reflect the offering and related transactions and subsequent acquisitions of property have been made. The pro forma information is not necessarily indicative of what the actual results of operations of the Company would have been had such transactions actually occurred as of January 1, 1994, nor do they purport to represent the results of the operations of the Company for future periods (in thousands except per share data).

                                           1995     1994
                                           ----     ----
 Total revenues                          $35,118  $34,855
 Net income                              $ 1,270  $ 1,426
 Net income per share                    $  0.36  $  0.38


11. QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly financial data for the periods indicated are as follows (in thousands except per share amounts):

                                               NET INCOME
                         REVENUES  NET INCOME  PER SHARE
                         --------  ----------  ----------
 1995
 March 31                $ 7,648      $  641       $0.17
 June 30                   7,524         556        0.16
 September 30              8,178         437        0.13
 December 31               8,897         116        0.03
                         -------      ------       -----
 Total                   $32,247      $1,750       $0.49
                         =======      ======       =====
 1996
 March 31                $ 8,919      $   87       $0.03
 June 30                   8,702         120        0.03
 September 30              8,868         220        0.06
 December 31               8,474         172        0.05
                         -------      ------       -----
 Total                   $34,963      $  599       $0.17
                         =======      ======       =====

                  MALAN REALTY INVESTORS, INC. AND SUBSIDIARY
      SCHEDULE XI--CONSOLIDATED REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1996
                                (in thousands)



                                                                                               COST CAPITALIZED
                                                                   INITIAL COST TO COMPANY       SUBSEQUENT TO
                                                                   -----------------------        ACQUISITION
                                                                                 BUILDINGS &    --------------
STATE/TYPE (# OF PROPERTIES)                       ENCUMBRANCES       LAND       IMPROVEMENTS   IMPROVEMENTS
---------------------------                        ------------       ----       ------------   -------------
CALIFORNIA:
   Free Standing Retail Properties(1)                  *             $  634        $  5,704
ILLINOIS:
   Community Shopping Centers(3)                    $35,193           4,073          36,653        $1,156
   Free Standing Retail Properties(10)                 *              1,772          24,694           270
INDIANA:
   Community Shopping Centers(5)                       *              2,210          20,795         1,735
   Free Standing Retail Properties(1)                                                 2,241            19
KANSAS:
   Community Shopping Centers(3)                       *                757           8,877            42
   Free Standing Retail Properties(8)                                   731           6,177            95
MARYLAND:
   Free Standing Retail Properties(1)                  *                282           2,534           177
MICHIGAN:
   Community Shopping Centers(3)                     12,450           3,501          31,503           235
MISSOURI:
   Community Shopping Centers(4)                       *                969          11,764           494
   Free Standing Retail Properties(1)                                    85             768
OHIO:
   Community Shopping Centers(1)                       *                694           6,240            25
WISCONSIN
   Community Shopping Centers(7)                       *              2,045          21,535           376
   Free Standing Retail Properties(4)                                   543           4,886           299
                                                    -------         -------        --------        ------
                                                    $47,643         $18,296        $184,371        $4,923
                                                    =======         =======        ========        ======


* Certain properties are included as collateral for $63 Million REMIC



     The changes in total real estate for the three years ended December 31, 1996 are as follows:


                                                      1996               1995           1994
                                                    -------             -------       --------
Balance at Beginning of Year                        $206,085            $174,173      $ 30,617
  Acquisitions                                                            30,504       143,168
  Improvements                                         1,505               1,408           388
                                                    --------            --------      --------
Balance at end of year                              $207,590            $206,085      $174,173
                                                    ========            ========      ========

     The changes in accumulated depreciation for the three years ended December 31, 1996 are as follows:

                                                      1996               1995           1994
                                                    --------             ------        --------
Balance at Beginning of Year                        $  6,114            $  1,762      $  2,728

  Depreciation for year                                4,793               4,352         2,125
  Reclassification of predecessor balance                                               (3,091)
                                                    --------            --------      --------
Balance at end of year                              $ 10,907            $  6,114      $  1,762
                                                    ========            ========      ========


          GROSS AMOUNT AT WHICH
        CARRIED AT CLOSE OF PERIOD                                             LIFE ON WHICH
     -----------------------------                                          DEPRECIATION IN LATEST
                BUILDINGS &            ACCUMULATED    DATE OF        DATE     INCOME STATEMENT
     LAND      IMPROVEMENTS  TOTAL    DEPRECIATION  CONSTRUCTION   ACQUIRED     IS COMPUTED
   ------      ------------  -----    ------------  -----------    --------    --------------
   $   634      $  5,704   $  6,338    $   358         1980          6/94       40 YEARS

     4,073        37,809     41,882      2,296       1975-1989     6/94-11/9    40 YEARS
     1,772        24,964     26,736      1,581       1967-1977       6/94       40 YEARS

     2,210        22,530     24,740      1,243       1973-1989     6/94-11/9    40 YEARS
                   2,260      2,260        145         1974          6/94       40 YEARS

       757         8,919      9,676        540       1974-1976       6/94       40 YEARS
       731         6,272      7,003        414       1976-1978       6/94       40 YEARS

       282         2,711      2,993        160         1979          6/94       40 YEARS

     3,501        31,738     35,239      1,298       1970-1987     6/94-9/95    40 YEARS

       969        12,258     13,227        755       1973-1978       6/94       40 YEARS
        85           768        853         48         1974          6/94       40 YEARS

       694         6,265      6,959        324         1989         11/94       40 YEARS

     2,045        21,911     23,956      1,407       1960-1979       6/94       40 YEARS
       543         5,185      5,728        338       1968-1976       6/94       40 YEARS
   -------      --------   --------    -------
   $18,296      $189,294   $207,590    $10,907
   =======      ========   ========    =======



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

36

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information called for by this Item 10 is incorporated herein by reference to the information included under the captions "Election of Directors" and "Management--Directors and Executive Officers" in the Company's definitive Proxy Statement for the 1997 Annual Meeting of Stockholders (the "Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

     The information called for by this Item 11 is incorporated herein by reference to the information included in the Proxy Statement under the caption "Management--Compensation of Executive Officers" and "--Compensation of Directors".

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information called for by this Item 12 is incorporated herein by reference to the information included under the caption "Security Ownership of Certain Beneficial Owners and Management Owners and Management" in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by this Item 13 is incorporated herein by reference to the information included under the caption "Certain Relationships and Related Transactions" in the Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     A. The following documents are filed as part of this report:

        (a)(1) Consolidated Financial Statements:
               See Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule on page 18 of this Annual Report on Form 10-K.

        (a)(2) Consolidated Financial Statement Schedule:
               See Index to Consolidated Financial Statements and
               Supplementary Data on page 18 of this Annual Report on Form 10-K.
        (a)(3) Exhibits:
               The following exhibits listed on the attached Exhibit Index are included as part of this Annual Report on Form 10-K as required by Item 601 of Regulation S-K:

        (b)    Reports on Form 8-K:
               During the three-month period ending December 31, 1996, there were no reports on Form 8-K filed.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MALAN REALTY INVESTORS, INC.

By: /s/ ANTHONY S. GRAMER
Anthony S. Gramer                                          Date: March 17, 1997
Chief Executive Officer and President
-------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    Signature                                   Title                             Date
    ---------                                   -----                             ----
    /s/ ANTHONY S. GRAMER                       Chief Executive Officer,        March 17, 1997
    ---------------------------                 President and Director
    Anthony S. Gramer

    /s/ ELLIOTT J. BRODERICK                    Chief Accounting Officer        March 17, 1997
    ---------------------------
    Elliott J. Broderick

    /s/                  *                      Director                        March 17, 1997
    ---------------------------
    Robert D. Kemp, Jr.

    /s/                  *                      Director                        March 17, 1997
    ---------------------------
    William McBride III

    /s/                  *                      Director                        March 17, 1997
    ---------------------------
    William F. Pickard

    /s/                  *                      Director                        March 17, 1997
    --------------------------------------
    Richard T. Walsh

    * by: /s/ ANTHONY S. GRAMER
    --------------------------------------
    Anthony S. Gramer as attorney-in-fact

38
                          MALAN REALTY INVESTORS, INC.
                                   FORM 10-K
                                 EXHIBIT INDEX

  3(a)-- Amended and Restated Articles of Incorporation of Malan Realty
         Investors, Inc. (incorporated herein by reference to Exhibit 3(a) filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 (the "1994 Second Quarter Form 10-Q")).

  3(b)-- By-Laws of Malan Realty Investors, Inc. (incorporated herein by reference to Exhibit 3(b) filed with the 1994 Second Quarter Form 10-Q).

  4(a)-- Indenture, dated as of June 24, 1994, between Malan Realty Investors,
         Inc. and The Bank of New York, as Trustee, with respect to the 9 1/2% Convertible Subordinated Debentures due 2004 (incorporated herein by reference to Exhibit 4(a) filed with the 1994 Second Quarter Form 10-Q.)

  4(b)-- Indenture, dated as of June 24, 1994, between Malan Realty Investors,
         Inc. and IBJ Schroeder, as Trustee, with respect to the 8 1/2% Secured Convertible Notes due 2003 (incorporated herein by reference to Exhibit 4(b) filed with the 1994 Second Quarter Form 10-Q).

*10(a)-- The Malan Realty Investors, Inc. 1994 Stock Option Plan (incorporated herein by reference to Exhibit 10(a) filed with the 1994 Second Quarter Form 10-Q).

*10(b)-- Employment Agreement, dated as of June 25, 1994, between the Company and Anthony S. Gramer (incorporated herein by reference to Exhibit 10(b) filed with the 1994 Second Quarter Form 10-Q).

 10(c)-- Note Purchase Agreement, dated as of June 24, 1994, between Malan
         Realty Investors, Inc. and Merrill Lynch Global Allocation Fund, Inc. (incorporated herein by reference to Exhibit 10(e) filed with the 1994 Second Quarter Form 10-Q).

 10(d)-- Warrant Agreement, dated as of June 17, 1994, between Malan Realty
         Investors, Inc. and National Westminster Bank Plc, New York Branch (incorporated herein by reference to Exhibit 10(f) filed with the 1994 Second Quarter Form 10-Q).

 10(e)-- Mortgage, Security Agreement, Assignment of Rents and Financing
         Statement, dated as of June 24, 1994, made by Malan Realty Investors, Inc. to IBJ Schroeder Bank & Trust Company, as modified by First Modification of Mortgage, Security Agreement, Assignment of Rents and Financing Statement, dated as of August 1, 1994 (incorporated herein by reference to Exhibit 10(g) filed with the 1994 Second Quarter
         Form 10-Q).

 10(f)-- Registration Rights Agreement, dated as of June 24, 1994, between the
         Company and Merrill Lynch Global Allocation Fund, Inc. (incorporated herein by reference to Exhibit 10(h) filed with the 1994 Second Quarter Form 10-Q).

 10(g)-- Treasury Lock Agreement between the Company and National Westminster
         Bank Plc, dated November 11, 1994, as amended on January 31, 1995 (incorporated herein by reference to Exhibit 10(o) filed with the Company's Annual Report on Form 10-K for the year ended
         December 31, 1994 (the "1994 Form 10-K")).

*10(h)-- Malan Realty Investors, Inc. 1995 Stock Option Plan for Non-Employee
         Directors (incorporated herein by reference to Exhibit 10(p) filed with the 1994 Form 10-K).

                                                                              39
*10(i)-- Malan Realty Investors, Inc. 1995 Stock Compensation Plan for Non-Employee Directors (incorporated herein by reference to Exhibit 10(q) filed with the 1994 Form 10-K).

 10(j)-- Treasury Lock Agreement between the Company and National Westminster Bank Plc, dated November 11, 1994, as amended on April 21, 1995 (incorporated herein by reference to Exhibit 10(r) filed with the Company's Quarterly Report on Form 10-Q for the quarter ended
          March 31, 1995 (the "1995 First Quarter Form 10-Q")).

 10(k)-- Purchase and Sale Agreement, dated as of April 13, 1995, between the Company and Clinton Pointe Joint Venture (incorporated herein by reference to Exhibit 10(s) filed with the 1995 First Quarter
          Form 10-Q).

 10(l)-- Credit Authorization Agreement and Demand Business Loan Note between the Company and National Bank of Detroit, dated as of April 24, 1995 (incorporated herein by reference to Exhibit 10(t) filed with the 1995 First Quarter Form 10-Q).

 10(m)-- Treasury Lock Agreement between the Company and National Westminster Bank Plc, dated November 11, 1994, as amended on May 16, 1995 (incorporated herein by reference to Exhibit 10(u) filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995 (the "1995 Second Quarter Form 10-Q").

 10(n)-- Treasury Lock Agreement between the Company and National Westminster Bank Plc, dated November 11, 1994, as amended on May 24, 1995 (incorporated herein by reference to Exhibit 10(v) filed with the 1995 Second Quarter Form 10-Q).

 10(o)-- Treasury Lock Agreement between the Company and National Westminster Bank Plc, dated November 11, 1994, as amended on May 31, 1995 (incorporated herein by reference to Exhibit 10(w) filed with the 1995 Second Quarter Form 10-Q).

 10(p)-- Agreement of Sale and Purchase, dated as of July 18, 1995, among TG-Ford Associates and Ford Motor Land Development Corporation, collectively, and Malan Realty Investors, Inc. (incorporated herein by reference to Exhibit 10(x) filed with the 1995 Second Quarter
          Form 10-Q).

 10(q)-- $63,000,000 Amended and Restated Credit Agreement, dated as of August 16, 1995, between Malan Realty Investors, Inc. and National Westminster Bank Plc, New York Branch (incorporated herein by reference to Exhibit 10(y) filed with the Company's Amended
          Quarterly Report on Form 10-Q/A for the quarter ended
          September 30, 1995 (the "1995 Third Quarter Form 10-Q/A")).

 10(r)-- $63,000,000 Malan Mortgage Securities Trust 1995-A, Trust and Servicing Agreement, dated as of August 16, 1995, by and among Malan Depositor, Inc., as Depositor, Banker's Trust Company, as Servicer, and Marine Midland Bank, as Trustee (incorporated herein by reference to Exhibit 10(z) filed with the 1995 Third
          Quarter Form 10-Q/A).

 10(s)-- Mortgage Note, dated September 15, 1995, between NBD Bank, Payee, and Malan Realty Investors, Inc., Maker, for the purchase of The Shops at Fairlane Meadows (incorporated herein by reference to Exhibit 10(aa) filed with the 1995 Third Quarter Form 10-Q/A).

            11--   Statement re: Computation of Per Share Earnings
            21--   Subsidiaries
         23(A)--   Consent of Deloitte & Touche LLP
            24--   Powers of Attorney
            27--   Financial Data Schedule


              * A management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.