Form 10-Q
period 1997-03-31
MALAN REALTY INVESTORS INC
filed 1997-05-01
CIK 914735

  =============================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended March 31, 1997


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ______________ to ____________


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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. YES [X] NO [ ]


     As of April 30, 1997, 3,464,622 shares of Common Stock, Par Value $.01 Per share, were outstanding.

                          MALAN REALTY INVESTORS, INC.
                                   FORM 10-Q

                                     INDEX

                                                                          PAGE
                                                                          ----

PART I       FINANCIAL INFORMATION

Item 1.      Consolidated Financial Statements

                  Balance Sheets as of March 31, 1997
                  (unaudited) and December 31, 1996                         3

                  Statements of Operations (unaudited) for
                  the three months ended March 31, 1997 and 1996            4

                  Statements of Cash Flows (unaudited) for the
                  three months ended March 31, 1997 and 1996                5

                  Notes to Consolidated Financial Statements (unaudited)    6-7


Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                            8-12

PART II      OTHER INFORMATION                                              13


SIGNATURES                                                                  14

                 MALAN REALTY INVESTORS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)




                                                         MARCH 31,       DECEMBER 31,
                                                            1997             1996
                                                      ---------------   --------------
                                                          (Unaudited)

ASSETS
   Real estate
     Land, buildings and improvements                       $207,590         $207,590
     Less: accumulated depreciation                          (12,135)         (10,907)
                                                      ---------------   --------------
                                                             195,455          196,683
   Leasehold improvements and
     equipment, net                                               40               47
   Accounts receivable, net                                    2,228            1,332
   Deferred financing and other                               10,701           10,705
   Cash and cash equivalents                                   2,901            6,966
   Escrow deposits                                             1,662            2,119
                                                      ---------------   --------------
          Total Assets                                      $212,987         $217,852
                                                      ===============   ==============

LIABILITIES
   Mortgages                                                 $82,331          $83,643
   Convertible debentures                                     61,285           61,285
   Convertible notes                                          27,000           27,000
   Deferred income                                             1,994            2,493
   Accrued distributions payable                               1,472            1,472
   Accounts payable and other                                  1,121            1,535
   Accrued property taxes                                      2,045            1,157
   Accrued interest payable                                    2,211            4,274
                                                      ---------------   --------------
          Total Liabilities                                  179,459          182,859
                                                      ---------------   --------------

SHAREHOLDERS' EQUITY
   Common stock ($.01 par value, 30 million shares
     authorized,  3,464,622 and 3,463,684 shares
     issued and outstanding at March 31, 1997 and
     December 31, 1996, respectively)                             35               35
    Additional paid in capital                                45,975           45,960
    Accumulated distributions in excess of net income        (12,482)         (11,002)
                                                      ---------------   --------------
          Total shareholders' equity                          33,528           34,993
                                                      ---------------   --------------

          Total Liabilities and
                  Shareholders' Equity                      $212,987         $217,852
                                                      ===============   ==============



See Notes to Consolidated Financial Statements

                 MALAN REALTY INVESTORS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)




                                                              THREE MONTHS ENDED MARCH 31,
                                                                 1997             1996
                                                            --------------    -------------
REVENUES
  Minimum rent                                                     $5,983            $5,946
  Percentage and overage rents                                        304               255
  Recoveries from tenants                                           2,513             2,539
  Interest and other income                                            87               179
                                                            --------------    -------------
          Total Revenues                                            8,887             8,919
                                                            --------------    -------------

EXPENSES
  Property operating and maintenance - recoverable                  1,065               999
  Other operating expenses                                            329               313
  Real estate taxes                                                 1,919             1,941
  General and administrative                                          394               417
  Depreciation and amortization                                     1,265             1,218
                                                            --------------    -------------
          Total Operating Expenses                                  4,972             4,888
                                                            --------------    -------------

OPERATING INCOME                                                    3,915             4,031
INTEREST EXPENSE                                                    3,922             3,944
                                                            --------------    -------------


NET INCOME (LOSS)                                                     ($7)              $87
                                                            ==============    =============




NET INCOME (LOSS) PER SHARE                                        ($0.00)            $0.03
                                                            ==============    =============

WEIGHTED AVERAGE SHARES
OUTSTANDING                                                     3,470,556         3,475,367
                                                            ==============    =============


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 MALAN REALTY INVESTORS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)



                                                                THREE MONTHS ENDED MARCH 31,
                                                                   1997             1996
                                                                ---------        ---------
  CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME (LOSS)                                                  ($7)             $87
                                                                ---------        ---------
  Adjustments to reconcile net income (loss) to
     net cash flows used for operating activities:
     Depreciation and amortization                                 1,265            1,218
     Amortization of deferred financing costs                        383              399
     Amortization of deferred compensation expense                                     31
     Directors compensation issued in stock                           12               12
     Change in operating assets and liabilities that
       used cash:
          Accounts receivable and other assets                    (1,307)          (1,711)
          Accounts payable, deferred income and
             other accrued liabilities                            (2,087)            (173)
                                                                ----------        ---------
       Total adjustments                                          (1,734)            (224)
                                                                ----------        ---------
       NET CASH FLOWS USED FOR
         OPERATING ACTIVITIES                                     (1,741)            (137)
                                                                ----------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Deposits to escrow                                           (3,408)          (5,362)
     Disbursements from escrow                                     3,865            4,053
                                                                ----------        ---------
       NET CASH FLOWS (PROVIDED BY) USED FOR
         INVESTING ACTIVITIES                                        457           (1,309)
                                                                --------          -------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Repurchases of common stock                                                   (1,096)
     Principal repayments on mortgages                            (1,312)             (45)
     Proceeds from stock options exercised                             3
     Distributions to shareholders                                (1,472)          (1,509)
                                                                ----------        ---------
       NET CASH FLOWS USED FOR
         FINANCING ACTIVITIES                                     (2,781)          (2,650)
                                                                ----------        ---------

Net decrease in cash and cash equivalents                         (4,065)          (4,096)

Cash and cash equivalents at beginning of
  period                                                           6,966            9,095
                                                                ----------        ---------

Cash and cash equivalents at end of period                        $2,901           $4,999
                                                                ==========        =========


SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION-
   CASH PAID FOR
   INTEREST DURING THE PERIOD                                     $5,601           $5,618
                                                                ==========        =========



         See Notes to Consolidated Financial Statements

                 MALAN REALTY INVESTORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT
    ACCOUNTING POLICIES

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

Principles of Consolidation - The accompanying consolidated financial statements include the activity of the Company and its wholly owned subsidiaries, Malan Mortgagor, Inc. and Malan Meadows, Inc. All significant inter-company balances and transactions have been eliminated.

Reclassifications - Certain reclassifications have been made to the consolidated financial statements for the three months ended March 31, 1996 to conform with the consolidated financial statements for the three months ended March 31, 1997.

Management Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Impact of Recently Adopted Accounting Standards -In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". This Statement establishes standards for computing and presenting earnings per share ("EPS") and applies to all entities with publicly-held common shares or potential common shares. SFAS No. 128 replaces the presentation of primary EPS and fully-diluted EPS with a presentation of basic EPS and diluted EPS, respectively. Basic EPS excludes dilution and is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period. Similar to fully diluted EPS, diluted EPS reflects the potential dilution of securities
that could share in the earnings.    SFAS No. 128 is effective for the
Company's financial statements for the year ending December 31, 1997 and is not expected to have a material effect on the Company's reported EPS amounts.

2.   COMPENSATION PLANS

     The activity in the Directors Stock Compensation Plan for the three months ended March 31, 1997 consisted of 704 shares issued at $17.00 per share.

     Effective January 1, 1997, the Company established a 401(k) retirement plan (the "Plan") covering substantially all of its employees. Under the Plan, participants are able to defer, until termination of employment with the Company, up to 20% of their annual compensation. The Company intends to match a portion of the participants' contributions in an amount to be determined each year by the Company's Board of Directors. No compensation expense was recorded in connection with the Plan for the three months ended March 31, 1997.

3.   MORTGAGES

     In January 1997, the Company satisfied a $12.45 million mortgage loan that was collateralized by The Shops at Fairlane Meadows ("Fairlane Meadows") with proceeds received from an $11.2 million loan with Daiwa Finance Corporation ("Daiwa") and the balance from available cash reserves. The loan with Daiwa is collateralized by a mortgage on Fairlane Meadows and calls for monthly payments totaling $83,827 consisting of interest at the rate of 8.21% per annum and principal amortized over a 30-year life. Real estate tax payments and an annual replacement reserve of $17,157 are required to be escrowed monthly. The loan matures on February 1, 2007, at which time a balloon payment of approximately $9.9 million will be due. The loan also contains an earn-out provision whereby the company can request at any time prior to January 1, 1998 that the property be revalued and that the loan be increased if the revised valuation supports such an increase.

     The Company established a line of credit (the "Line") with First Chicago NBD totaling $2.5 million in January 1997. The line is collateralized by the Company's interest in Orchard-14 Shopping Center in Farmington Hills, Michigan and any proceeds received as a result of the earn-out provision contained in the Daiwa loan and is subject to certain other restrictions as to its use. The line is for a one-year period and decreases to $1 million the earlier of September 30, 1997, or upon the receipt of any funds from the earn-out provision and is extendable for a one-year period for a fee. Payments of interest only at either the bank's prime rate, or the London Interbank Offering Rate (LIBOR) plus 200 basis points, are due monthly until maturity.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Comparison of Three Months Ended March 31, 1997 to Three Months Ended March 31, 1996

     Total revenue decreased approximately $32,000. This is primarily attributable to a net increase in minimum rent, percentage rent and recoveries from tenants of approximately $60,000 offset by a decrease in interest and other income of approximately $92,000. The decrease in interest and other income resulted primarily from a nonrecurring brokerage commission of $58,000 received in 1996 and from decreases in investment earnings on working capital resulting from the utilization of $1.25 million of cash reserves to satisfy the repayment of the balance on a mortgage collateralized by The Shops at Fairlane Meadows ("Fairlane Meadows"). The resulting decrease in interest income is partially offset by a decrease in interest expense on the mortgage.

     Total operating expenses increased approximately $84,000 from 1996 to 1997. Property operating and maintenance-recoverable and other operating expenses increased a total of $82,000 primarily due to increased snow removal costs. Depreciation and amortization increased approximately $47,000, primarily related to depreciation on capitalized roof and parking lot expenditures incurred in the second half of 1996. These increases were offset by a decrease in general and administrative expenses of approximately $23,000, primarily due to decreases in payroll costs and decreases in real estate taxes of approximately $22,000.

     Interest expense (including related amortization of deferred financing costs) decreased approximately $22,000 primarily due to decreased debt levels on mortgages collateralized by Fairlane Meadows, discussed above.

     Overall, net income decreased approximately $94,000 primarily as a result of increases in non-cash expenses such as depreciation and amortization of approximately $47,000 and decreases in interest and other income of $92,000 partially offset by decreases in interest expense of approximately $22,000.

Impact of Recently Adopted Accounting Standards

     In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". This Statement establishes standards for computing and presenting earnings per share ("EPS") and applies to all entities with publicly-held common shares or potential common shares. SFAS No. 128 replaces the presentation of primary EPS and fully-diluted EPS with a presentation of basic EPS and diluted EPS, respectively. Basic EPS excludes dilution and is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period. Similar to fully diluted EPS, diluted EPS reflects the potential dilution of securities that could share in the earnings. SFAS No. 128 is effective for the Company's financial statements for the year ending December 31, 1997 and is not expected to have a material effect on the Company's reported EPS amounts.

FUNDS FROM OPERATIONS

     Management considers Funds From Operations ("FFO") to be an appropriate measure of performance of an equity real estate investment trust. The Company calculates FFO as net income or (loss) excluding gains and losses from sales of property, further adjusted for certain non-cash items including depreciation and amortization and amortization of deferred financing costs included in interest expense. It is the opinion of the management that reduction for, or inclusion of these items, is not meaningful in evaluating income-producing real estate which, in general, has historically not depreciated. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs, including distributions. FFO should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity or the ability to pay distributions but rather, as a supplemental tool to be used in conjunction with these factors in analyzing the Company's overall performance.

     The Company is aware that there are variations between companies in the REIT industry as to how FFO is calculated. In 1995, the National Association of Real Estate Investment Trusts (NAREIT) issued an opinion paper (the "White Paper") clarifying the definitions of certain components of FFO. The primary differences between the method in which the Company computes FFO and the White Paper definition is in the treatment of amortization of nonrecurring deferred financing costs and certain depreciation expense. The following table shows the components that comprise the Company's calculation of FFO for the three months ended March 31, 1997 and 1996 (in thousands):




                                                                               Three Months Ended March 31,
                                                                                   1997          1996
                                                                                ---------       -------

Net income (loss).........................................................         $   (7)       $    87

Depreciation & amortization:
  Depreciation of buildings & improvements.................................         1,209          1,187
  Amortization of tenant allowances & tenant improvements..................            26             11
  Amortization of leasing costs............................................            23              5
  Amortization of the nonrecurring settlement cost on hedging
   contract................................................................           109            109
                                                                                    -----         ------

"White Paper" FFO                                                                   1,360          1,399

Depreciation of furniture, equipment & leasehold improvements..............             8             16
Amortization of deferred financing costs included in interest expense:
  Mortgages................................................................           185            202
  Convertible debt.........................................................            88             88
                                                                                   ------         ------

Funds From Operations......................................................        $1,641         $1,705
                                                                                   ======         ======

Additional information:
Weighted average shares outstanding:
  Primary..................................................................         3,471          3,475
                                                                                   ======         ======
  Fully diluted............................................................         8,664          8,669
                                                                                   ======         ======
Convertible debt interest excluding amortization of deferred financing
  costs....................................................................        $2,029         $2,029
                                                                                   ======         ======


LIQUIDITY AND CAPITAL RESOURCES

     On March 31, 1997, the Company's lease with Kmart on its freestanding store in North Aurora, Illinois expired. The building is currently vacant. Cash flows generated from the property during 1996 were approximately $126,000. The Company is currently negotiating a lease that will involve the redevelopment of the property and anticipates that the lease will be finalized in the second quarter of 1997. Cash flows from the property will be diminished temporarily between the termination date of the Kmart lease and the effective date of any new lease agreement.

     In March 1996, the Company entered into a sale and leaseback agreement with an existing tenant at its Lawrence, Kansas shopping center. Under the agreement, the tenant will construct a new theater on property located near the shopping center. Upon completion, the Company will purchase the property for approximately $4.2 million and will lease the theater back to the tenant for a term of twenty years at a base rent of approximately $550,000 per year. The Company anticipates the project to be completed in June 1997 and is currently negotiating with several lenders to obtain long-term financing to complete the sale.

     In January 1997, the Company satisfied a $12.45 million mortgage loan collateralized by Fairlane Meadows due September 15, 1997 using proceeds received from a $11.2 million loan with Daiwa Finance Corporation ("Daiwa") and available cash reserves for the balance. The loan with Daiwa is collateralized by a mortgage on Fairlane Meadows and calls for monthly payments totaling $83,827, consisting of interest at the rate of 8.21% per annum and principal amortized over a 30-year life. Real estate tax payments and an annual replacement reserve of $17,157 are required to be escrowed monthly. The loan is due in full on February 1, 2007, at which time a balloon payment of approximately $9.9 million will be due. The loan also contains an earn-out provision whereby the Company can request at any time prior to January 1, 1998, that the property be reappraised and that the loan be increased if the revised valuation supports such an increase. The Company is currently negotiating with a high quality retailer to lease a large vacant space within Fairlane Meadows and believes that the value added to the shopping center by such tenant will be sufficient to provide enough earn-out proceeds to replenish the cash reserves utilized to extinguish the previous mortgage.

     The Company established a line of credit ( the "Line") in January 1997 with First Chicago NBD totaling $2.5 million. The line is collateralized by the Company's interest in Orchard-14 Shopping Center in Farmington Hills, Michigan and any proceeds received as a result of the earn-out provision contained in the Daiwa loan and is subject to certain other restrictions as to its use. The line is for a one-year period and decreases to $1 million on the earlier of September 30, 1997 or upon the receipt of any funds from the Daiwa earn-out provision and is extendable for a one-year period for a fee. Payments of interest only at either the bank's prime rate, or the London Interbank Offering Rate (LIBOR) plus 200 basis points are due monthly until maturity.

     The Company incurs capital expenditures in the ordinary course of business in order to maintain its properties. Such capital expenditures typically include roof, parking lot and other structural repairs, some of which are reimbursed by tenants. In 1997, the Company anticipates spending approximately $1.3 million for capital expenditures to be funded primarily out of the Capital Improvement/Replacement Reserve required for the Company's Securitized Mortgage Loan financing and partially from operating cash flows.

     Occasionally it is necessary for the Company to provide inducements such as building allowances or space improvements and/or to pay leasing commissions to outside brokers in order to procure new tenants or renegotiate expiring leases with current tenants. The total cost of these expenditures in 1997 is estimated to be approximately $300,000. These expenditures are generally funded by operating cash flows and increased revenues resulting from such expenditures.

     The Company has entered into the following commitments:


                                                              Anticipated
                                             Approximate         Funding
                                                Amount             Date
                                            --------------    -------------
                                            (in thousands)
Purchase and leaseback of 12-plex
 theater complex - Lawrence, KS                  $4,200            6/97

Replacement of roofs on five retail
 buildings                                        1,100         4/97 - 9/97

Payment of tenant construction
  allowance on 10-plex theater complex-
  Melrose Park, IL                                3,640            3/98
                                                 ------

  Total                                          $8,940          4/97 - 3/98
                                                 ======


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

     The Company anticipates that its cash flow from operations will generally be sufficient to fund its cash needs for payment of expenses, capital expenditures (other than acquisitions) and distributions necessary to maintain its status as a REIT for federal income tax purposes. The Company currently has available borrowing of up to $1 million on its line of credit with First Chicago NBD for temporary working capital needs and intends to enter into other secured and unsecured financing agreements in the future as the need arises.

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


INFLATION

     The Company's long-term leases contain provisions to mitigate the adverse impact of inflation on its results of operations. Such provisions include clauses entitling the Company to receive (i) scheduled base rent increases and
(ii) percentage rents based upon tenants' gross sales, which generally increase as prices rise. In addition, many of the Company's non-anchor leases are for terms of less than ten years, which permits the Company to seek increases in rents upon re-rental at then current market rates if rents provided in the expiring leases are below then existing market rates. Most of the Company's leases require tenants to pay a share of operating expenses, including common area maintenance, real estate taxes, insurance and utilities, thereby reducing the Company's exposure to increases in costs and operating expenses resulting from inflation.

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

MALAN REALTY INVESTORS, INC.



By: /s/ Anthony S. Gramer
    -----------------------------
     Anthony S. Gramer
     Chief Executive Officer and President




By: /s/ Elliott J. Broderick
    -----------------------------
     Elliott J. Broderick
     Chief Accounting Officer




Dated: April 30, 1997

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------

 11         Computation of Earnings per Share


 27         Financial Data Schedule