Form 10-Q
period 1997-06-30
MALAN REALTY INVESTORS INC
filed 1997-08-01
CIK 914735

______________________________________________________________________________
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended June 30, 1997

                                       OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
          For the transition period from  _________ to __________


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

     Registrant's telephone number, including area code: (248) 644-7110

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. YES [X] NO [ ]


     As of July 31, 1997, 3,469,837 shares of Common Stock, Par Value $.01 Per share, were outstanding.

                        MALAN REALTY INVESTORS, INC.
                                  FORM 10-Q

                                    INDEX

                                                                         Page
                                                                         ----
PART I    FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements

                 Balance Sheets as of June 30, 1997
                 (unaudited) and December 31, 1996                         3

                 Statements of Operations (unaudited) for
                 the three months and the six months ended
                 June 30, 1997 and 1996                                    4

                 Statements of Cash Flows (unaudited) for the
                 three months and the six months ended
                 June 30, 1997 and 1996                                    5

                 Notes to Consolidated Financial Statements (unaudited)    6-8


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              9-14


PART II   OTHER INFORMATION                                               15-16

SIGNATURES                                                                17

                 MALAN REALTY INVESTORS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)




                                                           JUNE 30,          DECEMBER 31,
                                                             1997                1996
                                                          -----------        ------------
                                                          (Unaudited)
ASSETS
   Real estate
     Land, buildings and improvements                     $   207,983        $ 207,590
     Less: accumulated depreciation                           (13,359)         (10,907)
                                                          -----------        ---------
                                                              194,624          196,683
   Leasehold improvements and
     equipment, net                                                32               47
   Accounts receivable, net                                     3,801            1,332
   Deferred financing and other                                10,029           10,705
   Cash and cash equivalents                                    4,912            6,966
   Escrow deposits                                              2,032            2,119
                                                          -----------        ---------
          Total Assets                                    $   215,430        $ 217,852
                                                          ===========        =========
LIABILITIES
   Mortgages                                              $    82,309          $83,643
   Convertible debentures                                      61,268           61,285
   Convertible notes                                           27,000           27,000
   Deferred income                                              2,213            2,493
   Accrued distributions payable                                1,473            1,472
   Accounts payable and other                                   1,496            1,535
   Accrued property taxes                                       3,179            1,157
   Accrued interest payable                                     4,332            4,274
                                                          -----------        ---------
          Total Liabilities                                   183,270          182,859
                                                          -----------        ---------
SHAREHOLDERS' EQUITY
   Common stock ($.01 par value, 30 million shares
     authorized,  3,466,720 and 3,463,684 shares
     issued and outstanding at June 30, 1997 and
    December 31, 1996, respectively)                               35               35
    Additional paid in capital                                 46,009           45,960
    Accumulated distributions in excess of net income         (13,884)         (11,002)
                                                          -----------        ---------
          Total shareholders' equity                           32,160           34,993
                                                          -----------        ---------

          Total Liabilities and
                  Shareholders' Equity                    $   215,430        $ 217,852
                                                          ===========        =========



                See Notes to Consolidated Financial Statements

                 MALAN REALTY INVESTORS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (Unaudited)




                                                                THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                     JUNE 30,                     JUNE 30,
                                                                1997          1996         1997           1996
                                                            -----------  ----------    ------------     ----------
REVENUES
 Minimum rent                                                    $5,907      $5,972         $11,890        $11,918
 Percentage and overage rents                                       320         269             624            524
 Recoveries from tenants                                          2,203       2,309           4,716          4,850
 Interest and other income                                           98         152             185            329
                                                            -----------  ----------    ------------     ----------
          Total Revenues                                          8,528       8,702          17,415         17,621
                                                            -----------  ----------    ------------     ----------

EXPENSES
 Property Operating and Maintenance - Recoverable                   554         577           1,619          1,576
 Other Operating Expenses                                           335         355             664            668
 Real Estate Taxes                                                1,923       1,994           3,842          3,935
 General and Administrative                                         434         472             828            889
 Depreciation and Amortization                                    1,262       1,221           2,527          2,439
                                                            -----------  ----------    ------------     ----------
          Total Operating Expenses                                4,508       4,619           9,480          9,507
                                                            -----------  ----------    ------------     ----------

OPERATING INCOME                                                  4,020       4,083           7,935          8,114
INTEREST EXPENSE                                                  3,949       3,963           7,871          7,907
                                                            -----------  ----------    ------------     ----------

NET INCOME                                                          $71        $120             $64           $207
                                                            ===========  ==========    ============     ==========



NET INCOME PER SHARE                                              $0.02                       $0.02
                                                            ===========                ============
WEIGHTED AVERAGE SHARES
OUTSTANDING                                                   3,473,614                   3,472,809
                                                            ===========                ============





                See Notes to Consolidated Financial Statements

                 MALAN REALTY INVESTORS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (Unaudited)



                                                               SIX MONTHS ENDED JUNE 30,
                                                                   1997          1996
                                                               ----------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME                                                    $     64          $   207
                                                                --------          -------
  Adjustments to reconcile net income to
     net cash flows used for
     operating activities:
     Depreciation and amortization                                 2,527            2,439
     Amortization of deferred financing costs                        786              800
     Amortization of deferred compensation expense                                     60
     Directors compensation issued in stock                           24               24
     Change in operating assets and liabilities that
       provided (used) cash:
          Accounts receivable and other assets                    (2,639)          (2,894)
          Accounts payable, deferred income and
             other accrued liabilities                             1,761            3,070
                                                                --------          -------
       Total adjustments                                           2,459            3,499
                                                                --------          -------
       NET CASH FLOWS PROVIDED BY
         OPERATING ACTIVITIES                                      2,523            3,706
                                                                --------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Real estate developed, acquired or improved                    (393)            (507)
     Deposits to escrow                                           (7,927)          (9,204)
     Disbursements from escrow                                     8,014            7,826
                                                                --------          -------
       Net cash flows used for
         investing activities                                       (306)          (1,885)
                                                                --------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repurchases of common stock                                                   (1,097)
     Principal repayments on mortgages                            (1,334)             (45)
     Proceeds from stock options exercised                             8
     Distributions to shareholders                                (2,945)          (2,979)
                                                                --------          -------
       NET CASH FLOWS USED FOR
        FINANCING ACTIVITIES                                      (4,271)          (4,121)
                                                                --------          -------

Net decrease in cash and cash equivalents                         (2,054)          (2,300)

Cash and cash equivalents at beginning of
     period                                                        6,966            9,095
                                                                --------          -------

Cash and cash equivalents at end of period                      $  4,912          $ 6,795
                                                                ========          =======

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION-
   CASH PAID FOR
   INTEREST DURING THE PERIOD                                   $  7,027          $ 7,059
                                                                ========          =======


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

Principles of Consolidation - The accompanying consolidated financial statements include the activity of the Company and its wholly owned active subsidiaries, Malan Mortgagor, Inc. and Malan Meadows, Inc. All significant inter-company balances and transactions have been eliminated.

Reclassifications - Certain reclassifications have been made to the consolidated financial statements for the three months and the six months ended June 30, 1996 to conform with the consolidated financial statements for the three months and the six months ended June 30, 1997.

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

2.   COMPENSATION PLANS

     The following table outlines the activity in the Company's stock option and compensation plans for the six months ended June 30, 1997:


                                 Shares        Options
            Plan                 Issued        Exercised            Price
     --------------------        ------        ---------        ----------------

     Employee Option Plan                      634              $13.375

     Directors Stock
     Compensation Plan           1,402                          $17.00 - $17.125


     Effective January 1, 1997, the Company established a 401(k) retirement plan (the "Plan") covering substantially all of its employees. Under the Plan, participants are able to defer, until termination of employment with the Company, up to 20% of their annual compensation. The Company intends to match a portion of the participants' contributions in an amount to be determined each year by the Company's Board of Directors. Compensation expense in connection with the Plan was approximately $4,000 for the six months ended June 30, 1997.

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

     The Company established a line of credit (the "Line") with First Chicago NBD totaling $2.5 million in January 1997. The line is collateralized by the Company's interest in Orchard-14 Shopping Center in Farmington Hills, Michigan and any proceeds received as a result of the earn-out provision contained in the Daiwa loan and is subject to certain other restrictions as to its use. The line is for a one-year period and decreases to $1 million the earlier of September 30, 1997, or upon the receipt of any funds from the earn-out provision and is extendable for a one-year period for a fee. Payments of interest only at either the bank's prime rate, or the London Interbank Offering Rate (LIBOR) plus 200 basis points, are due monthly until maturity. To date there have been no draws on the Line.

4.   SUBSEQUENT EVENTS

     In July 1997, the Company entered into an agreement with Cinemark USA, a national theater operator, for construction of a 59,680 square foot, 17-plex theater complex at the Company's North Aurora, Illinois property. Upon completion of the theater, the Company will provide a construction allowance of approximately $3.9 million to Cinemark USA who will ground lease the property for a twenty year base term at an annual rent of approximately $746,000 plus reimbursement of real estate taxes and operating expenses. It is anticipated that completion of the theater and subsequent funding of the construction allowance will take place in May 1998.


     In July 1997, the Company and Greenwich Capital Markets, Inc. a division of National Westminster Bank, Plc., have entered into a conditional commitment to provide the Company with a $25 million secured line of credit. The line of credit would have a two year term which may be extended for a period of one year and can be expanded to $50 million for additional acquisitions. The line of credit will be collateralized by certain of the Company's unencumbered properties and is anticipated to close simultaneously with the Company's acquisition of a theater complex in Lawrence, Kansas in September 1997.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Comparison of Three Months Ended June 30, 1997 to Three Months Ended June 30,
1996

     Total revenue decreased approximately $174,000 primarily due to decreases in minimum rent of $65,000, recoveries from tenants of approximately $106,000 and interest and other income of $54,000 offset by an increase in percentage rent of $51,000. The decrease in minimum rent is primarily due to the expiration of the Kmart lease at North Aurora, Illinois which occurred in the first quarter 1997, while the decrease in recoveries from tenants was attributable to a corresponding decrease in recoverable property expenses and real estate taxes as discussed below. The decrease in interest and other income resulted primarily from decreases in investment earnings on working capital resulting from the utilization of $1.25 million of cash reserves to satisfy the repayment of the balance on a mortgage collateralized by The Shops at Fairlane Meadows ("Fairlane Meadows"). The resulting decrease in interest income is partially offset by a decrease in interest expense on the mortgage. Percentage rents increased primarily due to increases in sales for Kmart Corporation ("Kmart") and Wal-Mart Corporation ("Wal-Mart"), the Company's two largest tenants.

     Total operating expenses decreased approximately $111,000 from 1996 to 1997. Recoverable expenses which include property operating and maintenance and real estate tax expenses decreased a total of $94,000, primarily due to a reduction in real estate taxes of aproximately $71,000 obtained through successful appeals of tax assessments. General and administrative expenses decreased approximately $38,000, primarily due to decreases in payroll costs, and other operating expenses decreased approximately $20,000. Depreciation and amortization increased approximately $41,000, primarily related to depreciation on capitalized roof and parking lot expenditures incurred in the second half of 1996.

     Interest expense (including related amortization of deferred financing costs) decreased approximately $14,000 primarily due to decreased debt levels on mortgages collateralized by Fairlane Meadows, discussed above.

     Overall, net income decreased approximately $49,000 primarily as a result of the loss of revenue due to the expiration of the Kmart lease in North Aurora.


Comparison of Six Months Ended June 30, 1997 to Six Months Ended June 30, 1996

     Total revenue decreased approximately $206,000 which is attributable to decreases in minimum rent and recoveries from tenants of approximately $162,000 and interest and other income of $144,000, offset by an increase in percentage rent of approximatley $100,000. The decreases in rents and recoveries from tenants are primarily attributable to the expiration of the Kmart lease at North Aurora, Illinois and the retenanting of a space at Bricktown Square in Chicago, Illinois. The decrease in interest and other income resulted primarily from a nonrecurring brokerage commission of $58,000 received in 1996 and from decreases in investment earnings on working capital resulting from the utilization of $1.25 million of cash reserves to satisfy the repayment of the balance on a mortgage collateralized by Fairlane Meadows. The resulting decrease in interest income is partially offset by a decrease in interest expense on the mortgage. Percentage rents increased primarily due to increases in sales for Kmart and Wal-Mart, the Company's two largest tenants.

     Total operating expenses decreased approximately $27,000. Decreases in real estate taxes of approximately $93,000 resulting primarily from reductions obtained through successful appeals of tax assessments were offset by an increase in property operating and maintenance - recoverable of approximately $43,000. General and administrative expenses decreased approximately $61,000 primarily due to decreases in payroll costs. Depreciation and amortization increased approximately $88,000, primarily related to depreciation on capitalized roof and parking lot expenditures incurred in the second half of 1996.

     Interest expense (including related amortization of deferred financing costs) decreased approximately $36,000 primarily due to decreased debt levels on mortgages collateralized by Fairlane Meadows, discussed above.

     Overall, net income decreased approximately $143,000 primarily as a result of the loss of revenue due to the expiration of the Kmart lease in North Aurora, increases in non-cash expenses such as depreciation and amortization of approximately $88,000 and decreases in interest and other income of $144,000 partially offset by decreases in interest expense of approximately $36,000 and general administrative expenses of $61,000.

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

     The Company is aware that there are variations between companies in the REIT industry as to how FFO is calculated. In 1995, the National Association of Real Estate Investment Trusts (NAREIT) issued an opinion paper (the "White Paper") clarifying the definitions of certain components of FFO. The primary differences between the method in which the Company reports FFO and the White Paper definition is in the treatment of amortization of nonrecurring deferred financing costs and certain depreciation expense. The following table shows the components that comprise the Company's calculation of FFO for the six months ended June 30, 1997 and 1996 (in thousands):



                                                                         Six Months Ended June 30,
                                                                             1997        1996
                                                                            ------      -------
Net income..............................................................    $   64      $   207
Depreciation & amortization:
  Depreciation of buildings & improvements..............................     2,419        2,374
  Amortization of tenant allowances & tenant improvements...............        48           22
  Amortization of leasing costs.........................................        45           12
  Amortization of nonrecurring settlement cost on hedging
   contract.............................................................       219          219
                                                                            -------     -------
"White Paper" FFO                                                            2,795        2,834

Depreciation of furniture, equipment & leasehold improvements............       15           31
Amortization of deferred financing costs included in interest expense
(excluding hedge cost amortization reported above):
   Mortgages.............................................................       391         405
   Convertible debt......................................................       176         176
                                                                            -------     -------

Funds From Operations....................................................   $ 3,377     $ 3,446
                                                                            =======     =======
Additional information:
Weighted average shares outstanding:
     Primary.............................................................     3,473       3,468
                                                                            =======     =======
     Fully diluted.......................................................     8,667       8,661
                                                                            =======     =======
Convertible debt interest excluding amortization of deferred financing
     costs...............................................................   $ 4,059     $ 4,059
                                                                            =======     =======


LIQUIDITY AND CAPITAL RESOURCES

     In March 1996, the Company entered into a sale and leaseback agreement with an existing tenant at its Lawrence, Kansas shopping center. Under the agreement, the Company will purchase for approximately $4.2 million, a new 41,000 square foot, 10-plex theater complex constructed by the tenant and will lease the theater back to the tenant for a term of twenty years at a base rent of approximately $550,000 per year. Closing on the theater, which began operations in May 1997, is anticipated to take place in September 1997 and to be funded out of proceeds received from a $25 million line of credit discussed further below.

     In January 1997, the Company satisfied a $12.45 million mortgage loan collateralized by Fairlane Meadows due September 15, 1997 using proceeds received from a $11.2 million loan with Daiwa Finance Corporation ("Daiwa") and available cash reserves for the balance. The loan with Daiwa is collateralized by a mortgage on Fairlane Meadows and calls for monthly payments totaling $83,827, consisting of interest at the rate of 8.21% per annum and principal amortized over a 30-year life. Real estate tax payments and an annual replacement reserve of $17,157 are required to be escrowed monthly. The loan is due in full on February 1, 2007, at which time a balloon payment of approximately $9.9 million will be due. The loan also contains an earn-out provision whereby the Company can request at any time prior to January 1, 1998, that the property be reappraised and that the loan be increased if the revised valuation supports such an increase. The Company has recently signed a lease with a national credit computer company for a large vacant space within Fairlane Meadows and believes that the value added to the shopping center by such tenant along with other recent leasing activity at the center will be sufficient to provide enough earn-out proceeds to replenish the cash reserves utilized to extinguish the previous mortgage. The Company plans to request funds under the earn-out provision in August 1997 and anticipates that such funds will be received by the end of the fourth quarter 1997.

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

     In July 1997, the Company signed an agreement with Cinemark USA ("Cinemark") to construct a 59,680 square foot, 17-plex theater complex on its property in North Aurora, Illinois. Once completed, the Company will provide a construction allowance to Cinemark of $65 per square foot or approximately $3.9 million. Cinemark will subsequently ground lease the property from the Company for a base term of twenty years with annual rent of approximately $746,000, plus reimbursement of real estate taxes and operating costs. The site had previously been leased to Kmart under an agreement which expired March 31, 1997 that had provided approximately $126,000 in net cash flow during calendar year 1996. Construction of the theater is anticipated to begin in September 1997 and be completed in May 1998. Total costs of the development are estimated to be approximately $4.3 million and are anticipated to be funded out of proceeds from a $25 million line of credit discussed further below.

     The Company has a separate agreement with Cinemark to construct a 58,000 square foot, 10-plex theater complex on its property in Melrose Park, Illinois. Construction was originally anticipated to begin in the second quarter 1997 and to be completed in the first quarter 1998, however, the project may be delayed as long as nine months due to certain unanticipated issues with the City of Melrose Park.

     The Company incurs capital expenditures in the ordinary course of business in order to maintain its properties. Such capital expenditures typically include roof, parking lot and other structural repairs, some of which are reimbursed by tenants. In 1997, the Company anticipates spending approximately $1.3 million (of which approximately $393,000 has been incurred through June 30, 1997) for capital expenditures to be funded primarily out of the Capital Improvement/Replacement Reserve required for the Company's Securitized Mortgage Loan financing and partially from operating cash flows.

     Occasionally it is necessary for the Company to provide inducements such as building allowances or space improvements and/or to pay leasing commissions to outside brokers in order to procure new tenants or renegotiate expiring leases with current tenants. The total cost of these expenditures in 1997 is estimated to be approximately $300,000 (of which approximately $35,000 has been incurred through June 30, 1997). These expenditures are generally funded by operating cash flows and increased revenues resulting from such expenditures.

     The Company has entered into the following commitments:


                                                             Anticipated
                                           Approximate        Funding
                                             Amount             Date
                                           --------------  -------------
                                           (in thousands)
Purchase and leaseback of 12-plex
 theater complex - Lawrence, KS                $   4,200       9/97
Replacement of roofs on two retail
 buildings                                           360    7/97 - 9/97
Payment of tenant construction
 allowance on 10-plex theater complex-
 Melrose Park, IL                                  3,773    3/98 - 12/98
Payment of tenant construction
 allowance on 17-plex theater complex -
 North Aurora, IL                                  3,879    3/98 - 12/98
                                                --------

Total                                            $12,212    7/97 - 12/98
                                                ========

In addition to these commitments and other potential uses of cash discussed above, several other new developments and redevelopments are being contemplated by the Company and may be completed within the next year. In order to fund these projects, the Company and Greenwich Capital Markets, Inc., a division of National Westminster Bank, Plc., have entered into a conditional commitment to provide the Company with a $25 million secured line of credit. The line of credit would have a two year term which may be extended for a period of one year and can be expanded to $50 million for additional acquisitions. The line will be collateralized by certain of the Company's currently unencumbered properties and the theater complex in Lawrence, Kansas, (to be acquired in September
1997). The Company plans to repay any outstanding borrowings under this line prior to maturity either through an additional public offering of equity and/or permanent financing secured by future acquisitions and other existing properties.

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

     NONE

Item 3:  Defaults Upon Senior Securities

     NONE

Item 4:  Submission of Matters to a Vote of Security Holders

      The following matters were submitted to a vote of the security holders of the Company at its Annual Meeting of Shareholders held on May 15, 1997.

      (a) Election of Directors

      The shareholders voted on the re-election of five directors to serve a one-year term. Anthony S. Gramer, Robert D. Kemp, Jr., William McBride III, William F. Pickard and Richard T. Walsh were elected at the meeting to serve until the next annual meeting of shareholders and until their respective successors have been elected and qualified.


                 NOMINEES           VOTES FOR     VOTES WITHHELD
                 --------           ---------     --------------

            Anthony S.Gramer        3,097,510         13,589

            Robert D. Kemp, Jr.     3,098,810         12,289

            William McBride III     3,097,810         13,289

            William F. Pickard      3,096,310         14,789

            Richard T. Walsh        3,098,810         12,289

      (b) Ratification of Auditors

      The shareholders ratified the selection of Deloitte & Touche LLP as the Company's independent auditors for 1997.


                   Votes cast for ratification            3,099,116

                   Votes cast against ratification            5,614

                   Votes which abstained                      6,364

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



MALAN REALTY INVESTORS, INC.



By: /s/ Anthony S. Gramer
    ----------------------------
        Anthony S. Gramer
        Chief Executive Officer and President




By: /s/ Elliott J. Broderick
    ----------------------------
        Elliott J. Broderick
        Chief Accounting Officer





Dated: July 31, 1997

                                EXHIBIT INDEX



EXHIBIT NO.                                 DESCRIPTION
-----------                                 -----------

    11                             COMPUTATION OF EARNINGS PER SHARE



    27                             FINANCIAL DATA SCHEDULE