Form 10-Q
period 1997-09-30
MALAN REALTY INVESTORS INC
filed 1997-11-04
CIK 914735

______________________________________________________________________________
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 1997

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from  _____________________ to
_______________________

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. YES [X] NO [ ]


         As of October 31, 1997, 3,733,759 shares of Common Stock, Par Value $.01 Per share, were outstanding.

                          MALAN REALTY INVESTORS, INC.
                                   FORM 10-Q

                                     INDEX



                                                                                        PAGE
PART I   FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

               Balance Sheets as of September 30, 1997
               (unaudited) and December 31, 1996                                           3

               Statements of Operations (unaudited) for
               the three months and the nine months ended
               September 30, 1997 and 1996                                                 4

               Statements of Cash Flows (unaudited) for the
               nine months ended September 30, 1997 and 1996                               5

               Notes to Consolidated Financial Statements (unaudited)                      6-8


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                               9-15


PART II  OTHER INFORMATION                                                                 16


SIGNATURES                                                                                 17


                 MALAN REALTY INVESTORS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)


                                                             SEPTEMBER 30,               DECEMBER 31,
                                                                1997                        1996
                                                             -------------              -------------
                                                             (Unaudited)
ASSETS
 Real estate
  Land, buildings and improvements                           $  208,356                 $  207,590
  Less: accumulated depreciation                                (14,591)                   (10,907)
                                                             ----------                 ----------
                                                                193,765                    196,683
 Leasehold improvements and
  equipment, net                                                     25                         47
 Accounts receivable, net                                         2,581                      1,332
 Deferred financing and other                                     9,931                     10,705
 Cash and cash equivalents                                        2,446                      6,966
 Escrow deposits                                                  1,337                      2,119
                                                             ----------                 ----------
     Total Assets                                            $  210,085                 $  217,852
                                                             ==========                 ==========
LIABILITIES
 Mortgages                                                   $   82,238                 $   83,643
 Convertible debentures                                          56,740                     61,285
 Convertible notes                                               27,000                     27,000
 Deferred income                                                  2,244                      2,493
 Accrued distributions payable                                    1,587                      1,472
 Accounts payable and other                                       1,090                      1,535
 Accrued property taxes                                           1,821                      1,157
 Accrued interest payable                                         2,171                      4,274
                                                             ----------                 ----------
     Total Liabilities                                          174,891                    182,859
                                                             ----------                 ----------
SHAREHOLDERS' EQUITY
 Common stock ($.01 par value, 30 million shares
  authorized,  3,733,759 and 3,463,684 shares
  issued and outstanding at September 30, 1997 and
  December 31, 1996, respectively)                                   37                         35
  Additional paid in capital                                     50,415                     45,960
  Accumulated distributions in excess of net income             (15,258)                   (11,002)
                                                             ----------                 ----------
       Total shareholders' equity                                35,194                     34,993
                                                             ----------                 ----------
       Total Liabilities and
            Shareholders' Equity                             $  210,085                 $  217,852
                                                             ==========                 ==========


See Notes to Consolidated Financial Statements

                 MALAN REALTY INVESTORS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except share and per share amounts)
                                  (Unaudited)




                                                           THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                             SEPTEMBER 30,                         SEPTEMBER 30,
                                                          1997          1996                    1997            1996
                                                          ----          ----                    ----            ----
REVENUES
 Minimum rent                                             $6,023         $5,929              $17,913          $17,846
 Percentage and overage rents                                276            285                  900              809
 Recoveries from tenants                                   2,350          2,459                7,066            7,309
 Interest and other income                                   138            195                  323              524
                                                       ---------      ---------            ---------        ---------
     Total Revenues                                        8,787          8,868               26,202           26,488
                                                       ---------      ---------            ---------        ---------

EXPENSES
 Property operating and maintenance - recoverable            668            608                2,287            2,184
 Other operating expenses                                    357            402                1,021            1,070
 Real estate taxes                                         2,043          2,017                5,885            5,952
 General and administrative                                  389            414                1,217            1,302
 Depreciation and amortization                             1,271          1,241                3,798            3,680
                                                       ---------      ---------            ---------        ---------
     Total Operating Expenses                              4,728          4,682               14,208           14,188
                                                       ---------      ---------            ---------        ---------

OPERATING INCOME                                           4,059          4,186               11,994           12,300
INTEREST EXPENSE                                           3,846          3,966               11,717           11,873
                                                       ---------      ---------            ---------        ---------


NET INCOME                                                  $213           $220                 $277             $427
                                                       =========      =========            =========        =========



NET INCOME PER SHARE                                       $0.06                               $0.08
                                                       =========                           =========

WEIGHTED AVERAGE SHARES
OUTSTANDING                                            3,552,374                           3,518,042
                                                       =========                           =========





                See Notes to Consolidated Financial Statements

                 MALAN REALTY INVESTORS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)



                                                 Nine Months Ended September 30,
                                                       1997            1996
                                                       ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME                                              $277            $427
                                                       -------          ------
  Adjustments to reconcile net income to
     net cash flows provided by
     operating activities:
     Depreciation and amortization                       3,798           3,680
     Amortization of deferred financing costs            1,191           1,197
     Amortization of deferred compensation expense                          60
     Directors compensation issued in stock                 36              36
     Change in operating assets and liabilities that
       used cash:
          Accounts receivable and other assets          (1,890)         (2,443)
          Accounts payable, deferred income and
             other accrued liabilities                  (2,133)           (152)
                                                       -------          ------

       Total adjustments                                 1,002           2,378
                                                       -------          ------
       NET CASH FLOWS PROVIDED BY
         OPERATING ACTIVITIES                            1,279           2,805
                                                       -------          ------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Real estate developed, acquired or improved          (766)         (1,037)
     Deposits to escrow                                (13,226)        (12,742)
     Disbursements from escrow                          14,008          12,300
                                                       -------          ------
       NET CASH FLOWS PROVIDED BY (USED FOR)
         INVESTING ACTIVITIES                               16          (1,479)
                                                       -------          ------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Repurchases of common stock                                        (1,097)
     Principal repayments on mortgages                  (1,405)            (92)
     Proceeds from stock options exercised                   8
     Distributions to shareholders                      (4,418)         (4,450)
                                                       -------          ------
       Net cash flows used for
         financing activities                           (5,815)         (5,639)
                                                       -------          ------

Net decrease in cash and cash equivalents               (4,520)         (4,313)

Cash and cash equivalents at beginning of
     period                                              6,966           9,095
                                                       -------          ------

Cash and cash equivalents at end of period              $2,446          $4,782
                                                       =======          ======
SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION-
   CASH PAID FOR
   INTEREST DURING THE PERIOD                          $12,629         $12,643
                                                       =======         =======


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

Reclassifications- Certain reclassifications have been made to the consolidated financial statements for the three months and the nine months ended September 30, 1996 to conform with the consolidated financial statements for the three months and the nine months ended September 30, 1997.

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


2.  COMPENSATION PLANS

         The following table outlines the activity in the Company's stock option and compensation plans for the nine months ended September 30, 1997:

                                                   Shares           Options
                      Plan                         Issued           Exercised                Price
         ---------------------------------         ------           ---------        ------------------------

         Employee Option Plan                                           634              $13.375

         Directors Stock
         Compensation Plan                         2,092                                 $17.00 - $17.375

         Effective January 1, 1997, the Company established a 401(k) retirement plan (the "Plan") covering substantially all of its employees. Under the Plan, participants are able to defer, until termination of employment with the Company, up to 20% of their annual compensation. The Company intends to match a portion of the participants' contributions in an amount to be determined each year by the Company's Board of Directors. Compensation expense in connection with the Plan was approximately $14,900 for the nine months ended September 30, 1997.

3.  MORTGAGES

         In January 1997, the Company satisfied a $12.45 million mortgage loan that was collateralized by The Shops at Fairlane Meadows ("Fairlane Meadows") with proceeds received from an $11.2 million loan with Daiwa Finance Corporation ("Daiwa") and the balance from available cash reserves. The loan with Daiwa is collateralized by a mortgage on Fairlane Meadows and calls for monthly payments totaling $83,827 consisting of interest at the rate of 8.21% per annum and principal amortized over a 30-year life. Real estate tax payments and an annual replacement reserve of $17,157 are required to be escrowed monthly. The loan matures on February 1, 2007, at which time a balloon payment of approximately $9.9 million will be due. The loan also contains an earn-out provision whereby the company can request, at any time prior to January 1, 1998, that the property be revalued and that the loan be increased if the revised valuation supports such an increase. The Company has initiated such a request with Daiwa and anticipates that the loan will be increased and additional funds will be received in November 1997.

         The Company established a line of credit (the "Line") with First Chicago NBD totaling $2.5 million in January 1997 which decreased to $1.5 million as of September 30, 1997. The Line is collateralized by the Company's interest in Orchard-14 Shopping Center in Farmington Hills, Michigan and any proceeds received as a result of the earn-out provision contained in the

Daiwa loan, is subject to certain other restrictions as to its use and is extendable for a one year period for a fee. Payments of interest only at either the bank's prime rate, or the London Interbank Offering Rate (LIBOR) plus 200 basis points, are due monthly until maturity. To date there have been no draws on the Line.

4.  COMMITMENTS AND CONTINGENCIES

         In July 1997, the Company entered into an agreement with Cinemark USA, a national theater operator, for construction of a 59,680 square foot, 17-plex theater complex at the Company's North Aurora, Illinois property. Upon completion of the theater, the Company will provide a construction allowance of approximately $3.9 million to Cinemark USA who will ground lease the property for a twenty year base term at an annual rent of approximately $746,000 plus reimbursement of real estate taxes and operating expenses. Construction of the theater began in October 1997 and is anticipated to be completed in May 1998.

          The Company and Greenwich Capital Markets, Inc., ("Greenwich Capital"), a division of National Westminster Bank, Plc., have entered into a commitment to provide the Company with a $25 million secured line of credit. The line of credit will have a two year term which may be extended for a period of one year and can be expanded to $50 million for additional acquisitions.
The line of credit will be collateralized by certain of the Company's unencumbered properties and is anticipated to close simultaneously with the Company's acquisition of a theater complex in Lawrence, Kansas in November 1997.

         The Company has entered into two separate agreements to acquire approximately 9 acres of vacant land adjacent to its shopping center in Lawrence, Kansas at a cost of approximately $2.9 million. Closing on the property is scheduled to take place in November 1997 and the Company intends to fund the acquisition out of proceeds from the line of credit with Greenwich Capital.


5.  SIGNIFICANT NONCASH TRANSACTIONS

         During the nine months ended September 30, 1997, approximately $4.545 million aggregate principal of the Company's 9.5% Convertible Subordinated Debentures due July 2004 have been converted into 267,349 shares of Common Stock.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Comparison of Three Months Ended September 30, 1997 to Three Months Ended September 30, 1996

         Total revenue decreased approximately $81,000 primarily due to an increase in minimum rent of $94,000 offset by decreases in percentage rent of $9,000, recoveries from tenants of approximately $109,000 and interest and
other income of $57,000.   Minimum rents increased primarily due to the
re-leasing of a vacant building in Emporia, Kansas and approximately 20,000 square feet of vacant space at Bricktown Square in Chicago, Illinois in late 1996. The decrease in percentage rent is primarily due to increases in current year percentage rent from Kmart Corporation ("Kmart") and Wal-Mart Corporation ("Wal-Mart"), the Company's two largest tenants, offset by a nonrecurring percentage rent of approximately $80,000 received from a tenant in 1996. The decrease in recoveries from tenants is primarily attributable to an increase in repair work performed at certain centers that could not be recovered because anchor tenant recovery charges were fixed. The decrease in interest and other income resulted primarily from decreases in investment earnings on working capital resulting from the utilization of $1.25 million of cash reserves to satisfy the repayment of the balance on a mortgage collateralized by The Shops at Fairlane Meadows ("Fairlane Meadows"). The resulting decrease in interest income is partially offset by a decrease in interest expense on the mortgage.

         Total operating expenses increased approximately $46,000 from 1996 to 1997. Recoverable expenses which include property operating and maintenance - recoverable and real estate tax expenses increased a total of $86,000, primarily due to an increase in parking lot repairs, building repairs and interior maintenance. Depreciation and amortization increased approximately $30,000, primarily related to depreciation of capitalized roof and parking lot expenditures incurred in the second half of 1996. Other operating expenses decreased approximately $45,000 primarily due to lower bad debt writeoffs than in 1996. General and administrative expenses decreased approximately $25,000, primarily due to decreases in payroll costs.

         Interest expense (including related amortization of deferred financing costs) decreased approximately $120,000 primarily due to decreased debt levels on mortgages collateralized by Fairlane Meadows, discussed above and the conversion of approximately $4.545 million of the Company's 9.5% Convertible Subordinated Debentures due July 2004 into 267,349 shares of Common Stock. Overall, net income decreased approximately $7,000.

Comparison of Nine Months Ended September 30, 1997 to Nine Months Ended September 30, 1996

         Total revenue decreased approximately $286,000 due to increases in minimum rent of $67,000 and percentage rent of approximately $91,000 offset by decreases in recoveries from tenants of approximately $243,000 and interest and other income of $201,000. Minimum rent increased primarily due to the re-leasing and retenanting of two vacant former Kmart buildings in 1996. Percentage rents increased primarily due to increases in sales for Kmart and Wal-Mart, the Company's two largest tenants, offset by a nonrecurring percentage rent of approximately $80,000 received from a tenant in 1996. The decreases in recoveries from tenants is primarily attributable to an increase in repair work performed at certain centers that could not be recovered because anchor tenant recovery charges were fixed. The decrease in interest and other income resulted primarily from a nonrecurring brokerage commission of $58,000 received in 1996 and from decreases in investment earnings on working capital resulting from the utilization of $1.25 million of cash reserves to satisfy the repayment of the balance on a mortgage collateralized by Fairlane Meadows. The resulting decrease in interest income is partially offset by a decrease in interest expense on the mortgage.

         Total operating expenses decreased approximately $20,000. Decreases in real estate taxes of approximately $67,000 resulting primarily from reductions obtained through successful appeals of tax assessments were offset by an increase in property operating and maintenance - recoverable of approximately $103,000 primarily due to increases in parking lot repairs and snowplowing. Other operating expenses decreased approximately $49,000 due to lower bad debt writeoffs than in 1996. General and administrative expenses decreased approximately $85,000 primarily due to decreases in payroll costs. Depreciation and amortization increased approximately $118,000, primarily related to depreciation on capitalized roof and parking lot expenditures incurred in the second half of 1996.

         Interest expense (including related amortization of deferred financing costs) decreased approximately $156,000 primarily due to decreased debt levels on mortgages collateralized by Fairlane Meadows, discussed above and the conversion of approximately $4.545 million aggregate principal of the Company's 9.5% Subordinated Convertible Debentures due July 2004 into 267,349 shares of Common Stock.

         Overall, net income decreased approximately $150,000 primarily as a result of lower recoveries from tenants, increases in non-cash expenses such as depreciation and amortization of approximately $118,000 and decreases in interest and other income of $201,000 partially offset by decreases in interest expense of approximately $156,000 and general and administrative expenses of $83,000.

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

FUNDS FROM OPERATIONS

         Management considers Funds From Operations ("FFO") to be an appropriate measure of performance of an equity real estate investment trust. The Company calculates FFO as net income or (loss) excluding gains and losses from sales of property, further adjusted for certain non- cash items including depreciation and amortization and amortization of deferred financing costs included in interest expense. It is the opinion of the management that reduction for, or inclusion of these items, is not meaningful in evaluating income-producing real estate which, in general, has historically not depreciated. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs, including distributions. FFO should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity or the ability to pay distributions but rather, as a supplemental tool to be used in conjunction with these factors in analyzing the Company's overall performance.

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

         The following table shows the components that comprise the Company's calculation of FFO for the nine months ended September 30, 1997 and 1996 (in thousands):

                                                                                             Nine Months Ended September 30,

                                                                                                1997           1996
                                                                                                ----           ----
Net income.............................................................................        $  277         $  427
Depreciation & amortization:
     Depreciation of buildings & improvements..........................................         3,634          3,569
     Amortization of tenant allowances & tenant improvements...........................            72             34
     Amortization of leasing costs.....................................................            69             34
     Amortization of nonrecurring settlement cost on hedging
         contract......................................................................           328            328
                                                                                               ------         ------

"White Paper" FFO                                                                               4,380          4,392

Depreciation of furniture, equipment & leasehold improvements..........................            23             44
Amortization of deferred financing costs included in interest expense
(excluding hedge cost amortization reported above):
     Mortgages.........................................................................           600            605
     Convertible debt..................................................................           263            264
                                                                                               ------         ------
Funds From Operations..................................................................        $5,266         $5,305
                                                                                               ======         ======

Additional information:
Weighted average shares outstanding:
     Primary...........................................................................         3,518          3,465
                                                                                               ======         ======
     Fully diluted.....................................................................         8,694          8,659
                                                                                               ======         ======
Convertible debt interest excluding amortization of deferred financing
     costs.............................................................................        $5,979         $6,088
                                                                                               ======         ======



LIQUIDITY AND CAPITAL RESOURCES

         In order to fund its commitments and other potential uses of cash discussed below, the Company and Greenwich Capital Markets, Inc., a division of National Westminster Bank, Plc, have entered into a commitment to provide the Company with a $25 million secured line of credit (the "Greenwich Capital Line"). The Greenwich Capital Line will have a two year term and may be extended for a period of one year and can be expanded to $50 million for additional acquisitions. The line will be collateralized by certain of the Company's currently unencumbered properties and a theater complex in Lawrence, Kansas, (to be acquired in November 1997). The Company plans to repay any outstanding borrowings under this line prior to maturity either through an additional public offering of equity and/or permanent financing secured by future acquisitions and other existing properties.

         In March 1996, the Company entered into a sale and leaseback agreement with an existing tenant at its Lawrence, Kansas shopping center. Under the agreement, the Company will purchase for approximately $4.2 million, a new 41,000 square foot, 12-plex theater complex constructed by the tenant and will lease the theater back to the tenant for a term of twenty years at a base rent of approximately $550,000 per year.
Closing on the theater, which began operations in May 1997, is anticipated to take place in November 1997 simultaneously with the closing on the Greenwich Capital Line.

         In January 1997, the Company satisfied a $12.45 million mortgage loan collateralized by Fairlane Meadows due September 15, 1997 using proceeds received from an $11.2 million loan with Daiwa Finance Corporation ("Daiwa") and available cash reserves for the balance. The loan with Daiwa is collateralized by a mortgage on Fairlane Meadows and calls for monthly payments totaling $83,827, consisting of interest at the rate of 8.21% per annum and principal amortized over a 30-year life. Real estate tax payments and an annual replacement reserve of $17,157 are required to be escrowed monthly. The loan is due in full on February 1, 2007, at which time a balloon payment of approximately $9.9 million will be due. The loan also contains an earn-out provision whereby the Company can request at any time prior to January 1, 1998, that the property be reappraised and that the loan be increased if the revised valuation supports such an increase. The Company has recently signed a lease with a national credit computer company for a large vacant space within Fairlane Meadows and believes that the value added to the shopping center by such tenant along with other recent leasing activity at the center will be sufficient to provide enough earn-out proceeds to replenish the cash reserves utilized to extinguish the previous mortgage. The Company has requested funds under the earn-out provision and anticipates that such funds will be received in November 1997.

         The Company established a one year line of credit ( the "NBD Line") in January 1997 with First Chicago NBD totaling $2.5 million which decreased to $1.5 million on September 30, 1997. The NBD Line is collateralized by the Company's interest in Orchard-14 Shopping Center in Farmington Hills, Michigan and any proceeds received as a result of the earn-out provision contained in the Daiwa loan and is subject to certain other restrictions as to its use and is extendable for a one-year period for a fee. Payments of interest only at either the bank's prime rate, or the London Interbank Offering Rate (LIBOR) plus 200 basis points are due monthly until maturity.

         In July 1997, the Company signed an agreement with Cinemark USA ("Cinemark") to construct a 59,680 square foot, 17-plex theater complex on its property in North Aurora, Illinois. Once completed, the Company will provide a construction allowance to Cinemark of $65 per square foot or approximately $3.9 million. Cinemark will subsequently ground lease the property from the Company for a base term of twenty years with annual rent of approximately $746,000, plus reimbursement of real estate taxes and operating costs. The site had previously been leased to Kmart under an agreement which expired March 31, 1997 that had provided approximately $126,000 in net cash flow during calendar year 1996. Construction of the theater began in October 1997 and is anticipated to be completed in May 1998. Total costs of the development to the company are estimated to be approximately $4.3 million and are anticipated to be funded out of proceeds from the Greenwich Capital Line.

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

         The Company plans on redeveloping its existing retail center in Lawrence, Kansas. In addition to expansion and improvement of the existing Kmart store, the Company intends to add approximately 150,000 square feet of new retail space. Total cost of the redevelopment project to the Company is anticipated to be approximately $9 million. In order to facilitate the additional space, the Company has entered into two contracts to purchase approximately 9 acres of land adjacent to the center at a total cost of approximately $2.9 million. Closing on the land is scheduled for November 1997 and is anticipated to be funded out of proceeds from the Greenwich Capital Line.

         The Company incurs capital expenditures in the ordinary course of business in order to maintain its properties. Such capital expenditures typically include roof, parking lot and other structural repairs, some of which are reimbursed by tenants. In 1997, the Company anticipates spending approximately $1.1 million (of which approximately $988,000 has been incurred through September 30, 1997) for capital expenditures to be funded primarily out of the Capital Improvement/Replacement Reserve required for the Company's Securitized Mortgage Loan financing and partially from operating cash flows.

         Occasionally it is necessary for the Company to provide inducements such as building allowances or space improvements and/or to pay leasing commissions to outside brokers in order to procure new tenants or renegotiate expiring leases with current tenants. The total cost of these expenditures in 1997 is estimated to be approximately $350,000 (of which approximately $264,000 has been incurred through September 30, 1997). These expenditures are generally funded by operating cash flows and increased revenues resulting from such expenditures.

         The Company has entered into the following commitments:

                                                                                  Anticipated
                                                   Approximate                       Funding
                                                       Amount                           Date
                                                   ---------------               ----------------
                                                   (in thousands)
Purchase and leaseback of 12-plex
  theater complex - Lawrence, KS                       $  4,200                      11/97
Acquisition of 9 acres of land for
  development - Lawrence, KS                              2,884                      11/97
Payment of tenant construction
  allowance on 10-plex theater complex-
   Melrose Park, IL                                       3,773                 3/98 - 12/98
Payment of tenant construction
  allowance on 17-plex theater complex -
  North Aurora, IL                                        3,879                       5/98
                                                       --------

Total                                                   $14,736                  11/97 - 12/98
                                                       ========

         The Company anticipates that its cash flow from operations will generally be sufficient to fund its cash needs for payment of expenses, capital expenditures (other than acquisitions and redevelopments) and distributions necessary to maintain its status as a REIT for federal income tax purposes.
The Company currently has available borrowing of up to $1.5 million on the NBD Line for temporary working capital needs and intends to enter into other secured and unsecured financing agreements in the future as the need arises.

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

                          MALAN REALTY INVESTORS, INC.
                          ----------------------------


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

MALAN REALTY INVESTORS, INC.



By: /s/ Anthony S. Gramer
    ---------------------
    Anthony S. Gramer
    Chief Executive Officer and President




By: /s/ Elliott J. Broderick
    ------------------------
    Elliott J. Broderick
    Chief Accounting Officer




Dated: November 4, 1997

                                Exhibit Index
                                -------------




Exhibit No.               Description
-----------               -----------
   11                     Computation of Earnings Per Share
   27                     Financial Data Schedule