Form 10-K405
period 1997-12-31
MALAN REALTY INVESTORS INC
filed 1998-03-10
CIK 914735

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1997

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from           to
                                                 ----------  -----------

                         Commission file number 1-13092

                          MALAN REALTY INVESTORS, INC.
               (Exact name of registrant as specified in charter)

                Michigan                                  38-1841410
      (State or other jurisdiction                     (I.R.S. Employer
   of incorporation or organization)                Identification Number)

     30200 Telegraph Rd., Ste. 105                           48025
          Birmingham, Michigan                            (Zip Code)
(Address of principal executive offices)

         Registrant's telephone number, including area code: (248) 644-7110

           Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of Each Exchange on
           Title of Each Class                        Which Registered
           -------------------            --------------------------------------
 Common Stock, Par Value $0.01 Per Share           New York Stock Exchange

 9 1/2% Convertible Subordinated
 Debentures due 2004                               New York Stock Exchange

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. YES [X] NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K: [X]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $58,911,000 (computed on the basis of $17.9375 per share), which was the last sale price on the New York Stock Exchange on February 27, 1998. (For this computation, the Registrant has excluded the market value of all shares of its Common Stock reported as beneficially owned by executive officers and directors of the Registrant; such exclusion shall not be deemed to constitute admission that any such person is an "affiliate" of the Registrant.)

         As of February 27, 1998, 3,793,580 shares of Common Stock, Par Value $0.01 Per Share and $55,734,000 aggregate principal 9 1/2% Convertible Subordinated Debentures due 2004, were outstanding.

                   LIST OF DOCUMENTS INCORPORATED BY REFERENCE

         Part III of this Form 10-K incorporates by reference information from the Registrant's definitive proxy statement for the annual shareholders' meeting to be held in 1998, which is to be filed with the Securities and Exchange Commission within 120 days of the close of Registrant's fiscal year.

                                TABLE OF CONTENTS

                                                                                                           Page
                                                      PART I
Item 1.           Business                                                                                   4

Item 2.           Properties                                                                                 6

Item 3.           Legal Proceedings                                                                          7

Item 4.           Submission of Matters to a Vote of Security Holders                                        7

                                                      PART II

Item 5.           Market for Registrant's Common Stock and Related Stockholder Matters                       8

Item 6.           Selected Financial Data                                                                    9

Item 7.           Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                                     11

Item 8.           Consolidated Financial Statements and Supplementary Data                                  21

Item 9.           Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure                                                                      42

                                                     PART III

Item 10.          Directors and Executive Officers of the Registrant                                        43

Item 11.          Executive Compensation                                                                    43

Item 12.          Security Ownership of Certain Beneficial Owners and Management                            43

Item 13.          Certain Relationships and Related Transactions                                            43

                                                      PART IV

Item 14.          Exhibits, Financial Statement Schedules, and Reports on Form 8-K                          43

Signatures                                                                                                  44

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

         The Company is one of the original developers of properties for Kmart Corporation ("Kmart") and ranks among the leading operators of shopping centers in the United States. The initial 45 properties acquired consisted of 19 community shopping centers and 26 freestanding retail stores primarily anchored by Kmart. Since its IPO the Company has maintained a strategy of reducing the Kmart concentration of its portfolio by acquiring shopping centers anchored by national retailers other than Kmart. In November 1994 the Company acquired five community shopping centers anchored by Wal-Mart Corporation ("Wal-Mart"). In 1994 Kmart represented 60.1% of the Company's rental income and 77.5% of the gross leaseable area within the Company's portfolio. In 1997, approximately 39.4% of the Company's rental income was derived from Kmart and 55.9% its gross leaseable area was leased to Kmart. Wal-Mart accounted for approximately 6.9% of the Company's rental income in 1997 and approximately 7.1% of its gross leaseable area.

         Subsequent acquisitions include two shopping centers in Michigan acquired in 1995 and a 12-plex cinema complex located in Lawrence, Kansas purchased in 1997. Two of the Company's freestanding stores which were previously anchored by Kmart are being redeveloped into cinema complexes and are scheduled for completion in 1998. The current gross leasable area of the portfolio is approximately 5.7 million square feet.

         Objectives of the Company include maximizing growth and enhancing the value of its portfolio through effective operating, acquisition, development and financing strategies and management policies. The Company believes that attractive opportunities exist to increase rental revenues through effective leasing and management of the properties in its portfolio. The Company has created and intends to continue to create additional value through the acquisition and redevelopment of existing community shopping centers, freestanding retail stores and entertainment facilities, as well as the development of new commercial properties in selected geographical markets with an emphasis on small to medium-sized communities where such properties can be positioned among the leading centers in their respective trade area. The Company's primary target area has been and is intended to remain the Midwestern United States;

however management is aware that attractive opportunities may exist outside of this geographic area and the Company may pursue such opportunities if management believes they will enhance overall shareholder value. In addition, certain of the properties owned by the Company have parcels of undeveloped land which are available for future development. The Company will also pursue certain expansion opportunities available within the current portfolio.

         The Company has elected to be taxed as a real estate investment trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"), beginning with the taxable year ending December 31, 1994. As a REIT, the Company generally is not subject to federal income taxes to the extent it distributes at least 95% of its real estate investment trust taxable income (as defined in the Code) to its shareholders.

         The Company presently has 22 full time employees and believes that its relationship with its employees is good.

ITEM 2.  Properties


                                     OWNERSHIP              YEAR                        GROSS
                                     INTEREST            DEVELOPED                     LEASABLE       PERCENT
                                    (EXPIRATION              OR        LAND AREA       AREA (GLA)     LEASED
        PROPERTY                  INCL. OPTIONS)        REDEVELOPE      (ACRES)        (SQ. FT.)      OF GLA
--------------------------------------------------------------------------------------------------------------------
CALIFORNIA
Kmart Colma, CA                         Fee                 1980          8.29        94,282            100%

ILLINOIS
Bricktown Square                        Fee                 1987         26.00       306,433             97%
  Chicago, IL




Kmart Chicago, IL                       Fee                 1977          8.51        96,268            100%
Kmart Fairview Hgts, IL         Ground Lease (2051)         1976         12.65        96,268            100%
Kmart Franklin Park, IL                 Fee                 1975          9.84        96,268            100%
Kmart Lansing, IL                       Fee                 1976         10.48        96,268            100%
Kmart Lincoln, IL                       Fee                 1975          4.86        39,797
Kmart Loves Park, IL            Ground Lease (2026)         1971         12.50       106,084            100%
Melrose Park,IL                 Ground Lease (2048)         1973         10.90       122,450             19%
Kmart New Lenox, IL                     Fee                 1977          8.72        88,580            100%
North Aurora, IL                        Fee                 1967         11.36         4,856            100%
Kmart Rockford, IL                      Fee                 1971         10.70       110,471            100%
Sherwood Plaza                          Fee                 1975         13.85       125,101             97%
  Springfield, IL
Woodriver Plaza                         Fee                 1987         19.40       111,899             98%
 Woodriver, IL


INDIANA
Clifty Crossing                         Fee                 1989         19.90       190,919             96%
  Columbus, IN
Miller Mall, Gary, IN           Ground Lease (2048)         1973         17.95       129,914             82%
Broadway Center                         Fee                 1974         19.89       177,692             98%
  Merrillville, IN
Flatrock Village                        Fee                 1988         14.00        73,608             95%
  Rushville, IN
Kmart Valparaiso, IN            Ground Lease (2050)         1974          9.61        93,592            100%
Cherry Tree Plaza                       Fee                 1988         20.60       143,682             95%
 Washington, IN


KANSAS
Arkansas City, KS                       Fee                 1976          4.41        39,797
Emporia, KS                             Fee                 1976          6.55        39,797            100%
Food Bonanza                            Fee                 1977          5.60        39,797            100%
  Garden City, KS
Great Bend, KS                          Fee                 1977          5.41        55,552
Orscheln Farm Supply                    Fee                 1977          4.96        40,050            100%
  Hayes, KS
Food 4 Less                             Fee                 1976          4.12        39,797            100%
  Independence, KS
Pine Ridge Plaza
  Lawrence, KS                          Fee                 1974          8.12        91,048             91%
Southwind Theater,                      Fee
  Lawrence, KS                          Fee                 1997          7.89        42,497            100%
Standard Supply                         Fee                 1977          4.57        40,279            100%
  Liberal, KS
Kmart Salina, KS                        Fee                 1978         16.00        87,406            100%
Kmart Topeka, KS                Ground Lease (2049)         1974         13.93       108,960             77%
South City Center                       Fee                 1976         13.74       130,380            100%
  Wichita, KS

MARYLAND
Kmart Forestville, MD                   Fee                 1979          8.00        84,180            100%



                                     ANCHOR TENANTS
                                    (LEASE EXPIRATION/
        PROPERTY                    OPTION EXPIRATION)
-------------------------------------------------------------------------
CALIFORNIA
Kmart Colma, CA                    Kmart (2011/2061)

ILLINOIS
Bricktown Square                Toys "R" Us (2013/2038)
  Chicago, IL                   Kids "R" Us (2014/2039)
                                 Marshall's(2000/2015)
                                 Sportmart(2003/2018)
                               Cineplex-Odeon(2008/2018)
                              Frank's Nursery(2009/2029)
Kmart Chicago, IL                  Kmart (2011/2061)
Kmart Fairview Hgts, IL            Kmart (2001/2051)
Kmart Franklin Park, IL            Kmart (2011/2061)
Kmart Lansing, IL                  Kmart (2011/2061)
Kmart Lincoln, IL                         (A)
Kmart Loves Park, IL               Kmart (2011/2026)
Melrose Park,IL                           (B)
Kmart New Lenox, IL                Kmart (2011/2061)
North Aurora, IL                          (B)
Kmart Rockford, IL                 Kmart (2011/2061)
Sherwood Plaza                     Kmart (2011/2061)
  Springfield, IL
Woodriver Plaza                   Wal-Mart (2007/2037)
 Woodriver, IL


INDIANA
Clifty Crossing                   Wal-Mart (2009/2039)
  Columbus, IN                 Jay C Foods (2009/2034)
Miller Mall, Gary, IN              Kmart (1998/2048)
Broadway Center                    Kmart (2011/2061)
  Merrillville, IN
Flatrock Village                  Wal-Mart (2008/2038)
  Rushville, IN
Kmart Valparaiso, IN               Kmart (2011/2050)
Cherry Tree Plaza                 Wal-Mart (2008/2038)
 Washington, IN                Jay C Foods (2008/2033)


KANSAS
Arkansas City, KS                         (A)
Emporia, KS                     Big Lots (2002/2007)
Food Bonanza                  Food Bonanza (2002/2029)
  Garden City, KS
Great Bend, KS                            (A)
Orscheln Farm Supply              Orscheln Farm Supply
  Hayes, KS                           (2004/2014)
Food 4 Less                    Food 4 Less (2001/2026)
  Independence, KS
Pine Ridge Plaza
  Lawrence, KS                     Kmart (2011/2061)
Southwind Theater,
  Lawrence, KS                Hollywood Theaters (2017/2027)
Standard Supply               Standard Supply (2003/2013)
  Liberal, KS
Kmart Salina, KS                   Kmart (2011/2061)
Kmart Topeka, KS                   Kmart (2011/2049)
South City Center                  Kmart (2011/2061)
  Wichita, KS

MARYLAND
Kmart Forestville, MD              Kmart (2011/2061)




                                             OWNERSHIP              YEAR                                GROSS
                                             INTEREST            DEVELOPED                             LEASABLE        PERCENT
                                            (EXPIRATION              OR              LAND AREA        AREA (GLA)        LEASED
                     PROPERTY             INCL. OPTIONS)        REDEVELOPED           (ACRES)         (SQ. FT.)         OF GLA
---------------------------------------------------------------------------------------------------------------------------------
MICHIGAN
Orchard-14                                      Fee                 1973               11.49           139,670            94%
  Farmington Hills, MI
Clinton Pointe Shopping Center                  Fee                 1992               11.72           135,330           100%
  Clinton Township, MI

The Shops at Fairlane Meadows                   Fee                 1987               17.73           137,508            98%
  Dearborn, MI


MISSOURI
Kmart Cape Girardeau, MO                        Fee                 1974                5.68            79,856           100%
Kmart Jefferson City, MO                        Fee                 1973                9.76           118,798           100%
Prairie View Plaza                       Ground Lease (2050)        1975                3.24           104,490            95%
  Kansas City, MO
Levitz Furniture                                Fee                 1977               14.89           117,255            98%
  Manchester, MO
Kmart Plaza                                     Fee                 1978                7.41            98,878           100%
  Springfield, MO

OHIO
Shannon Station                                 Fee                 1989               20.20           145,607            97%
 Van Wert, OH

WISCONSIN
Kmart Plaza                                     Fee                 1979                8.90            88,608           100%
  Ft. Atkinson, WI
Kmart Green Bay, WI                             Fee                 1974               11.59           118,988           100%
Country Fair Shopping Ctr.                      Fee                 1974               10.50           152,165            93%
  Hales Corners, WI
Kmart Janesville, WI                            Fee                 1968               13.78           104,000           100%
Kmart Plaza                                     Fee                 1973                9.95           119,726           100%
  Kenosha, WI
Westland Plaza                                  Fee                 1978               12.40           122,534            99%
  Madison, WI
Kmart Madison, WI                               Fee                 1968               12.53           106,058           100%
Northway Mall                            Ground Lease (2022)        1978               21.63           288,245            95%
  Marshfield, WI

Kmart Milwaukee, WI                             Fee                 1971               11.23           117,791           100%
Kmart Oshkosh, WI                               Fee                 1968               10.00           104,000           100%
Kmart Stevens Point, WI                         Fee                 1972                8.00           109,197           100%
                                                                                                     ---------
                       TOTAL                                                                         5,652,676
                                                                                                     =========



                                                    Anchor Tenants
                                                  (lease expiration/
                     Property                      option expiration)
==========================================================================
MICHIGAN
Orchard-14                                        Kmart (2011/2061)
  Farmington Hills, MI
Clinton Pointe Shopping Center                  Office Max (2007/2017)
  Clinton Township, MI                       Sports Authority (2017/2067)
                                                      Target (C)
The Shops at Fairlane Meadows                    Best Buy (2009/2024)
  Dearborn, MI                                 Kids "R" Us (2003/2018)
                                                      Target (C)
                                                     Mervyn's (C)
MISSOURI
Kmart Cape Girardeau, MO                          Kmart (2011/2061)
Kmart Jefferson City, MO                          Kmart (2011/2061)
Prairie View Plaza                                Kmart (2011/2050)
  Kansas City, MO
Levitz Furniture                             Levitz Furniture (2004/2056)
  Manchester, MO
Kmart Plaza                                       Kmart (2011/2061)
  Springfield, MO

OHIO
Shannon Station                                  Wal-Mart (2009/2039)
 Van Wert, OH                                    Roundy's (2010/2030)

WISCONSIN
Kmart Plaza                                       Kmart (2004/2054)
  Ft. Atkinson, WI
Kmart Green Bay, WI                               Kmart (1999/2049)
Country Fair Shopping Ctr.                        Kmart (2011/2061)
  Hales Corners, WI
Kmart Janesville, WI                              Kmart (2003/2038)
Kmart Plaza                                       Kmart (2011/2061)
  Kenosha, WI
Westland Plaza                                    Kmart (2002/2053)
  Madison, WI
Kmart Madison, WI                                 Kmart (2002/2022)
Northway Mall                                     Kmart (2011/2022)
  Marshfield, WI                                J.C.Penney (1999/2019)
                                                 Younkers (2004/2019)
Kmart Milwaukee, WI                               Kmart (2011/2061)
Kmart Oshkosh, WI                                 Kmart (2003/2038)
Kmart Stevens Point, WI                           Kmart (2011/2061)

                       TOTAL


(A) The leases on these stores were terminated effective November 1, 1995 as part of an agreement with Kmart and these properties are currently vacant.
(B) These properties are being redeveloped into multiplex theater complexes under agreements with Cinemark USA. See Item 7- "Management Discussion and Analysis of Operations-Liquidity and Capital Resources" for further discussion.
(C)  These stores and the underlying pads are owned directly by the tenants.

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

Item 4.  Submission of Matters to a Vote of Security Holders

                    None
                                      7

                                   PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's common stock is listed on the New York Stock Exchange under the symbol "MAL". As of February 27, 1998 the Company had approximately 164 stockholders of record. The following table sets forth, for the periods indicated, the high and low sales price as reported on the New York Stock Exchange, the dividends declared and paid by the Company per common share for each such period, and the income tax treatment of such distributions:


                                                            Ordinary    Return
                                                            Taxable     of
         1996        High         Low        Dividends      Dividend    Capital
         ----        ----         ---        ---------      --------    -------
First Quarter    $    14.50   $   11.375   $    0.425         20.6%     79.4%
Second Quarter   $    15.50   $   13.625        0.425         20.6      79.4
Third Quarter    $   14.875   $   13.875        0.425         20.6      79.4
Fourth Quarter   $   16.375   $   13.875        0.425         20.6      79.4
                                           ----------
                                           $    1.70          20.6%     79.4%
                                           ==========   ===========  =======

       1997
       ----
First Quarter    $   17.125   $   15.875   $    0.425         -- %     100.0%
Second Quarter   $   18.375   $   16.375        0.425                  100.0
Third Quarter    $    18.00   $   16.875        0.425                  100.0
Fourth Quarter   $  19.5625   $  17.1875        0.425                  100.0
                                           ----------                -------
                         --           --   $    1.70          -- %     100.0%
                                           ==========   ==========   =======


The Company intends to pay regular quarterly dividends of $0.425 per share, which is equivalent to an annual distribution of $1.70 per share. Such distributions may also include a return of capital. The Company intends to maintain such dividend unless actual results of operations, economic conditions or other factors differ from the assumptions used in arriving at its dividend rate. All distributions are made by the Company at the discretion of the Board of Directors and depend on cash available for distribution, the Company's financial condition and such other factors as the Board of Directors deems relevant.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected financial data for the Company and its predecessor, Malan (Predecessor), as defined herein, on a historical basis. Malan (Predecessor) is not a legal entity but rather a combination of the principal real estate properties of a partnership, Bricktown Square Associates ("BTS"), and the real estate management operations of an affiliated S-Corporation, Malan Construction Company ("MCC"), which managed the operations of BTS. Because of the commonality of ownership and management, the financial results of operations of MCC and BTS are presented on a combined basis. On June 24, 1994, MCC completed its IPO and began operating as a real estate investment trust under the name of Malan Realty Investors, Inc. The following data should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in the Form 10-K.

The selected financial data of the Company for the year ended December 31, 1994 consists of the operations of Malan (Predecessor) for the period beginning January 1 through June 23, 1994 combined with the operations of Malan Realty Investors, Inc. from June 24 through December 31, 1994. The selected financial data of Malan Realty Investors, Inc. includes the effects of the Offerings and the Company's subsequent acquisitions. The selected financial data presented as of and for the period ended December 31, 1993 is derived from the combined financial statements of Malan (Predecessor).

                             SELECTED FINANCIAL DATA
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                   YEAR ENDED DECEMBER 31,
                                                                  ------------------------------------------------------------------
                                                                                                                            MALAN
                                                                                         THE COMPANY                   (PREDECESSOR)
                                                                  ----------------------------------------  ----------  ------------
                                                                     1997          1996          1995          1994         1993
                                                                  ----------------------------------------  ----------  ------------
OPERATING DATA
Revenues
  Rental income                                                   $  24,092     $  23,836     $  22,100     $  11,029     $   3,268
  Percentage and overage rents                                        1,177         1,164           963           573            21
  Recoveries from tenants                                             9,271         9,340         8,662         4,577         1,698
                                                                  ---------     ---------     ---------     ---------     ---------
  Total rental revenues                                              34,540        34,340        31,725        16,179         4,987
  Management and leasing fees                                            47            48            50           899         1,705
  Interest and other income                                             396           575           472           299            86
                                                                  ---------     ---------     ---------     ---------     ---------
Total revenues                                                       34,983        34,963        32,247        17,377         6,778

Operating expenses
  Property operating and maintenance                                  2,867         2,769         1,961           823           285
  Other operating expenses                                            1,493         1,481         1,216           841           778
  Real estate taxes                                                   7,891         7,715         7,511         4,251         1,447
  General and administrative                                          1,545         1,664         1,463         1,488           818
  Depreciation and amortization                                       5,068         4,920         4,597         2,125           682
                                                                  ---------     ---------     ---------     ---------     ---------
Total operating expenses                                             18,864        18,549        16,748         9,528         4,010
                                                                  ---------     ---------     ---------     ---------     ---------

Operating income                                                     16,119        16,414        15,499         7,849         2,768
Interest expense                                                     15,576        15,815        13,749         6,477         3,130
                                                                  ---------     ---------     ---------     ---------     ---------

Income (loss) before
  minority interest in partnership                                      543           599         1,750         1,372          (362)
Minority interest in partnership                                                                                  151           274
                                                                  ---------     ---------     ---------     ---------     ---------
Net income (loss)                                                 $     543     $     599     $   1,750     $   1,523     ($     88)
                                                                  =========     =========     =========     =========     =========

CASH FLOW DATA
Cash flows provided by operating activities                       $   5,149     $   7,117     $   8,541     $   9,369     $   1,920
Cash flows provided by (used for) investing activities               (8,216)       (2,162)      (33,337)     (144,307)           23
Cash flows provided by (used for) financing activities               (2,182)       (7,084)       22,142       145,589        (1,698)
                                                                  ---------     ---------     ---------     ---------     ---------
  Net Increse (decrease) in cash and cash equivalents             ($  5,249)    ($  2,129)    ($  2,654)    $  10,651     $     245
                                                                  =========     =========     =========     =========     =========

OTHER DATA
Funds From Operations(1)                                          $   7,231     $   7,100     $   7,171     $   3,757     $     390
                                                                  =========     =========     =========     =========     =========

Basic earnings per share                                          $    0.15     $    0.17     $    0.49     $    0.72
                                                                  =========     =========     =========     =========
Weighted average basic shares                                         3,546         3,464         3,547         2,114
                                                                  =========     =========     =========     =========

Diluted earnings per share(2)                                     $    0.15     $    0.17     $    0.49     $    0.72
                                                                  =========     =========     =========     =========
Weighted average diluted shares                                       3,591         3,475         3,547         2,114
                                                                  =========     =========     =========     =========

Cash distributions declared per basic common share                $    1.70     $    1.70     $    1.70     $    0.85
                                                                  =========     =========     =========     =========

Total gross leasable area at period end(3)                            5,653         5,707         5,695         5,407           294
                                                                  =========     =========     =========     =========     =========

                                                                                                                    MALAN
                                                                                THE COMPANY                     (PREDECESSOR)
                                                    -------------------------------------------------------      ------------
                                                                                DECEMBER 31,                     DECEMBER 31,
                                                    -------------------------------------------------------      ------------
                                                       1997            1996           1995           1994           1993
                                                    ----------      ----------     ----------     ---------      ------------
BALANCE SHEET DATA
Real estate, before accumulated depreciation        $ 215,785       $ 207,590      $ 206,085      $ 174,173      $  30,617
Total assets                                          216,138         217,852        223,360        192,184         31,960
Mortgage indebtedness                                  88,585          83,643         83,734         43,123         35,843
Convertible debentures                                 56,680          61,285         61,285         63,795
Convertible notes                                      27,000          27,000         27,000         27,000
Minority interest in partnership                                                                                    (3,261)
Shareholders' equity (deficit)                         33,942          34,993         41,243         48,091         (5,162)


----------------------

(1) Management considers Fund From Operations ("FFO") to be an appropriate measure of performance of an equity real estate investment trust. The Company calculates FFO as net income or (loss) excluding gains and losses from sales of property, further adjusted for certain non-cash items including depreciation and amortization of deferred financing costs included in interest expense. It is the opinion of management that reduction for or inclusion of these items is not meaningful in evaluating income-producing real estate which, in general, has historically not depreciated. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs, including distributions. FFO should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity or the ability to pay distributions but rather as a supplemental tool to be used in conjunction with these factors in analyzing the Company's overall performance. The Company is aware that there are variations between companies in the REIT industry as to how FFO is calculated. See "Funds From Operations" in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(2) In accordance with Statement of Financial Accounting Standards, No. 128, "Earnings per Share", conversion of all of the debt securities would be antidilutive and as such are not included in the weighted average diluted shares reported above.

(3)   Malan (Predecessor) gross leaseable area includes only Bricktown Square.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The following discussion should be read in conjunction with the "Selected Financial Data" and the Company's consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K.

RESULTS OF OPERATIONS
Comparison of Year Ended December 31, 1997 to Year Ended December 31, 1996

         Total revenue increased approximately $20,000 which is attributable to increases in minimum and percentage rents of approximately $269,000 offset by decreases in recoveries from tenants of approximately $69,000 and interest and other income of $180,000. The increases in rents are primarily attributable to additional revenues from the acquisition of the Southwind Theater in Lawrence, Kansas and to the re-leasing and retenanting of two vacant former Kmart buildings in late 1996 offset by revenues lost due to the termination of Kmart's lease at North Aurora, Illinois. Increases in percentage rents of approximately $13,000 are attributable to increases in sales for Kmart and Wal-Mart, the Company's two largest tenants, offset by a decrease resulting from the loss of a nonrecurring percentage rent of approximately $80,000 received from a tenant in 1996. The decrease in interest and other income resulted primarily from brokerage commissions and lease termination income earned in 1996 as well as decreased levels of investable cash resulting from the utilization of $1.25 million of cash reserves to satisfy the repayment of the balance on a mortgage collateralized by The Shops at Fairlane Meadows, ("Fairlane Meadows") in Dearborn, Michigan. The resulting decrease in interest income is partially offset by a decrease in interest expense on the mortgage.

         Total operating expenses increased approximately $315,000. Increases in property operating and maintenance, real estate taxes and depreciation and amortization were approximately $98,000, $176,000 and $148,000, respectively. The increase in property operating and maintenance was primarily due to increases in parking lot repairs and snowplowing. Real estate taxes increased primarily due to increased assessments at Fairlane Meadows and other centers offset by reductions obtained through successful appeals of tax assessments at certain centers. Depreciation and amortization increased primarily due to depreciation on capitalized roof and parking lot expenditures. General and administrative expenses decreased approximately $119,000, primarily due to lower payroll costs of $48,000 and a decrease in the cost of directors and officers insurance of $41,000.

         Interest expense, including related amortization of deferred financing costs, decreased approximately $239,000. The decrease is due primarily to conversions of $4.605 million aggregate principal amount of the Company's 9.5% subordinated convertible debentures into shares of common stock during 1997. The debenture conversions accounted for a net decrease in interest expense of approximately $201,000. The refinancing of a $12.45 million mortgage utilized for the acquisition of Fairlane Meadows with an $11.2 million loan with Daiwa Finance Corporation accounted for a decrease in interest expense of approximately $69,000. An increase in amortization of deferred financing costs of approximately $40,000, related primarily to a $25 million line of credit obtained from Greenwich Capital Markets, Inc. in November 1997, offset the overall decrease from 1996.

         Overall, net income decreased $56,000 primarily as a result of increases in non-cash expenses such as depreciation and amortization of approximately $148,000 and amortization of deferred financing costs of $40,000 and operating expenses which could not be recovered from tenants, offset by a decrease in interest expense resulting from conversions of debentures into common stock.

Comparison of Year Ended December 31, 1996 to Year Ended December 31, 1995

         Results of operations from rental properties increased from 1995 to 1996 primarily due to the Company's acquisitions of Clinton Pointe Shopping Center ("Clinton Pointe") located in Clinton Township, Michigan, purchased on June 5, 1995, and Fairlane Meadows, purchased on September 15, 1995. Accordingly, results of operations for the year ended December 31, 1995 include the results of Clinton Pointe and Fairlane Meadows since their respective acquisition dates only.

         Total revenue increased approximately $2.716 million, which is attributable to increases in minimum and percentage rents and recoveries from tenants of approximately $2.615 million and interest and other income of $103,000. The increases in rents and recoveries from tenants are primarily attributable to the addition of revenues from Clinton Pointe and Fairlane Meadows of approximately $2.722 million, increases in percentage rents of approximately $201,000 and increased recoveries from tenants due to additional recoverable property operating expenses discussed below, offset by revenues lost of approximately $718,000 due to lease terminations by Kmart and Builders Square which took effect in the latter part of 1995. Percentage rents increased primarily due to increased sales at the Company's largest tenants, Kmart and Wal-Mart, and a nonrecurring percentage rent payment of approximately $80,000 received from a tenant at Bricktown Square in Chicago, Illinois, partially offset by percentage rents lost from tenants, such as Dillons in Wichita, Kansas, who are no longer operating in their spaces. The increase in interest and other income resulted primarily from brokerage commissions and lease termination income earned in 1996 as well as investment earnings due to increased levels of investable cash resulting from the buildup of cash reserves that are required under the Company's REMIC financing.

         Total operating expenses increased approximately $1.801 million. Increases in property operating and maintenance, other operating expenses, real estate taxes and depreciation and amortization were approximately $808,000, $265,000, $204,000 and $323,000, respectively. Increases resulting from the acquisitions of Clinton Pointe and Fairlane Meadows accounted for approximately $527,000, $12,000, $382,000 and $367,000, respectively, which were partially offset due to lower tax assessments on some properties as a result of appeals and lower amortization of leasing costs in 1996. Additional repairs and maintenance performed at some of the properties also contributed to the increase in property operating and maintenance. General and administrative expenses increased approximately $201,000, primarily due to increases in payroll and state income and franchise taxes as well as professional and other fees related to the administration of the Company's REMIC financing.

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

Year 2000 Date Conversion

         Certain computer systems that have time-sensitive programs may not properly recognize the year 2000 which could result in major system failures or miscalculations. The Company has performed an inquiry of its major software vendors as to the likelihood of such a problem existing in the software products which the Company utilizes. Based on such inquiry, the Company does not believe that a year 2000 problem exists within its system or that any such problem that may arise would have a material impact on the Company's operations. The Company has not assessed the impact of any year 2000 problem within outside parties such as vendors or tenants.

Funds From Operations

         Management considers Fund From Operations ("FFO") to be an appropriate measure of performance of an equity real estate investment trust. The Company calculates FFO as net income or (loss) excluding gains and losses from sales of property, further adjusted for certain non-cash items including depreciation and amortization and amortization of deferred financing costs included in interest expense. It is the opinion of management that reduction for or inclusion of these items is not meaningful in evaluating income-producing real estate which, in general, has historically not depreciated. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs, including distributions. FFO should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity or the ability to pay distributions but rather as a supplemental tool to be used in conjunction with these factors in analyzing the Company's overall performance.

         The Company is aware that there are variations between companies in the REIT industry as to how FFO is calculated. In 1995, the National Association of Real Estate Investment Trusts (NAREIT) issued an opinion paper (the "White Paper") clarifying the definitions of certain components of FFO. The primary differences between the method in which the Company reports FFO and the White Paper definition is in the treatment of amortization of deferred financing costs and certain depreciation expense.

         The following table shows the components that comprise the Company's FFO for each of the three years ended December 31, 1997. Prior periods have been restated to comform with the 1997 presentation.

                                                Year Ended December 31,
                                                1997     1996      1995
                                                ----     ----      ----
                                                     (in thousands)

Net income                                     $  543   $  599   $1,750

Depreciation and Amortization:
  Depreciation of buildings and improvements    4,845    4,766    4,333
  Amortization of tenant allowances and
    improvements                                   97       46       65
  Amortization of leasing costs                    96       56      163
                                               ------   ------   ------
"White Paper" FFO                               5,581    5,467    6,311

 Depreciation of furniture, equipment and
   leasehold improvements                          30       52       36
Amortization of deferred financing costs
  included in interest expense:
    Mortgages                                   1,271    1,228      461
    Convertible debt                              349      353      363
                                               ------   ------   ------

Funds From Operations                          $7,231   $7,100   $7,171
                                               ======   ======   ======

ADDITIONAL INFORMATION:
Weighted average shares outstanding:
Basic                                           3,546    3,464    3,547
                                               ======   ======   ======
Shares issuable upon debt conversions           5,113    5,193    5,303
                                               ======   ======   ======
Convertible debt interest, excluding
amortization of deferred financing costs       $7,916   $8,117   $8,223
                                               ======   ======   ======

LIQUIDITY AND CAPITAL RESOURCES

         The Company is authorized to repurchase up to 755,000 shares of its Common Stock under a plan approved by its Board of Directors in January 1995. Since inception of the plan, the

Company has repurchased 468,000 shares at a cost of approximately $6.168 million or an average cost of $13.18 per share. It is unlikely that management will repurchase additional shares at its current market level.

         The Company has a $63 million loan (the "Securitized Mortgage Loan") outstanding which is administered under a real estate mortgage investment conduit (REMIC). Payments of interest only are due monthly through the maturity date of August 10, 2002. Certificates issued by the REMIC trust carry ratings from "AAA" to "A" by both Fitch Investors Services, Inc. and Duff & Phelps Credit Rating Co. Under the loan agreement, the Company is also required to fund certain reserves on a monthly basis and request disbursement of funds as certain requirements are met. The Capital Improvements/Replacement Reserve requires an annual deposit (funded monthly) equal to $0.20 per qualifying square foot as defined in the loan agreement or approximately $575,000 per year. The Basic Carrying Cost Reserve which is utilized to pay real estate taxes, ground lease payments and insurance payments related to the properties which collateralize the loan requires a monthly deposit equal to one-twelfth of the estimated annual cost of these expenses which is estimated to be approximately $1.3 million in 1998.

         An additional provision in the agreement provides that in the event that the long-term debt rating of either of the two major tenants of the properties, Kmart or Wal-Mart, is downgraded to 'BB+' or lower, the Company will be required to maintain an additional amount in the Basic Carrying Cost Reserve equal to 1/4 of the applicable real estate tax obligation borne by those tenants. In January 1996, the long-term debt rating of Kmart was lowered to "BB" and, accordingly, the Company was required to make an additional deposit to the Basic Carrying Cost account of $561,000.

         In connection with the Securitized Mortgage Loan, the Company entered into two interest rate cap agreements which effectively fix the overall rate of interest on the loan at 7.57% through February 10, 2002; thereafter, the interest rate on $42 million of the mortgage loans converts to a variable rate which is capped at 8.75% through the end of the term. While the Company has not yet decided how it will fund the repayment of the Securitized Mortgage Loan upon maturity, possible sources include additional public offerings of equity and/or debt, refinancing with conventional fixed rate debt instruments or the issuance of additional secured or unsecured debt obligations.

         In September 1995, the Company reached an agreement with its largest tenant, Kmart, regarding several stores within its portfolio. Under the agreement, the Company received a cash payment on October 31, 1995 totaling approximately $2.56 million as consideration for the termination of leases on five stores previously closed by Kmart. In addition, the agreement i.) provides that the Company assume leases at three locations that were subleased by Kmart; ii.) amends certain lease provisions on four other properties leased by Kmart; and iii.) allows the Company to develop outlots at seven Kmart properties and retain all revenue generated from these outlots. The cash payment has been recorded as deferred income and is being amortized as income on a straight-line basis over a six-year period which represents the weighted average remaining base term of the leases involved. Revenue recognized under the agreement was $428,000 during each of 1997 and 1996 and $71,000 during 1995.

         The Company has re-leased two of the five closed stores on terms which approximate the annual revenue received under the previous leases with Kmart, and intends to re-lease the remaining three stores. The Company has also leased two of the outlots and intends to develop and lease the remaining outlots. It is possible that the Company may be unable to re-lease the remaining stores or develop and lease the outlots within the next several years. Such loss of revenue may have an affect on the Company's future cash flows and results of operations.

         In order to fund its commitments and other potential uses of cash discussed below, the Company obtained a $25 million secured line of credit (the "Greenwich Capital Line") provided by Greenwich Capital Markets, Inc., a division of National Westminister Bank, Plc. in November 1997. The loan is secured by separate cross-collateralized and cross-defaulted mortgages or deeds of trust on 16 properties owned by a wholly owned subsidiary, Malan Revolver, Inc. The line of credit has a two-year term, which may be extended for a period of one year and can be expanded up to $50 million for additional acquisitions. The facility carries an interest rate of London Interbank Offering Rate ("LIBOR") plus 150 basis points. Payments of interest only are due monthly. At December 31, 1997, $20.69 million was available for borrowing under the facility and $4.7 million was outstanding.

         In January 1997 the Company refinanced certain bank debt with an $11.2 million loan with Daiwa Finance Corporation ("Daiwa"). The Daiwa loan is collateralized by Fairlane Meadows and contained an earn-out provision whereby the property could be revalued and the loan increased if the revised valuation supported such an increase. In December 1997, pursuant to the earn-out provision, the Company received an additional $1.67 million from Daiwa and the loan was increased to $12.796 million. Current terms of the loan call for monthly payments totaling $96,000 consisting of interest at the rate of 8.18% per annum and principal amortized over a 30 year life. Real estate tax payments and an annual replacement reserve of $32,000 are required to be escrowed monthly. The loan is due in full on February 1, 2007, at which time a balloon payment of approximately $11.4 million will be due.

         The Company has a line of credit with First Chicago NBD totaling $1.5 million. The line is collateralized by the Company's interest in Orchard-14 Shopping Center in Farmington Hills, Michigan and is subject to certain other restrictions as to its use. The line originally matured on January 23, 1998 but has been extended to March 23, 1998 for the purpose of providing time to complete a reappraisal of the property to increase the available loan amount. Payments of interest only at either the bank's prime rate, or LIBOR plus 200 basis points under certain conditions, are due monthly until maturity. As of December 31, 1997 there was no outstanding balance on the line.

         In November 1997, the Company acquired a 42,000 square foot, 12-plex theater complex in Lawrence, Kansas under a sale and leaseback agreement with an existing tenant. Total cost of the theater was approximately $4.2 million which was funded out of proceeds from the Greenwich Capital Line. The lease is for a twenty-year term at a base rent of $587,000 per year increasing to $629,000 after ten years and requires payment of all real estate taxes and operating expenses by the tenant.

         In July 1997, the Company signed an agreement with Cinemark USA ("Cinemark") to construct a 60,000 square foot, 17-plex theater complex on its property in North Aurora, Illinois. Once completed, the Company will provide a construction allowance to Cinemark of $65 per square foot or approximately $3.9 million. Cinemark will subsequently ground lease the property from the Company for a base term of twenty years with annual rent of approximately $746,000, plus reimbursement of real estate taxes and operating costs. The site had previously been leased to Kmart under an agreement which expired March 31, 1997 that had provided approximately $39,000 and $126,000 in net cash flow during calendar years 1997 and 1996, respectively. Construction of the theater began in October 1997 and is anticipated to be completed in May 1998. Total costs of the development to the Company are estimated to be approximately $4.3 million and are anticipated to be funded out of proceeds from the Greenwich Capital Line.

         On December 1, 1995, the Company's lease with Builders Square at its Melrose Park, Illinois property was terminated. On an annual basis, revenues from this lease were approximately $650,000. In 1997 and 1996, the net decrease in revenues from 1995 resulting from the termination were approximately $537,000 and $347,000, respectively. The Company has entered into a separate agreement with Cinemark to construct a 58,000 square foot, 10-plex theater complex on the property. Construction was originally anticipated to begin in the second quarter 1997 and to be completed in the first quarter 1998, however the project commencement date was delayed until February 1998 and completion is now anticipated to take place in November 1998. Once completed, the Company will provide a construction allowance of $65 per square foot to Cinemark who will then ground lease the property for a term of twenty years with annual rent of approximately $950,000 plus reimbursement of real estate taxes and operating costs. Total costs of the development are estimated to be approximately $4.2 million and are anticipated to be funded out of proceeds from the Greenwich Capital Line.

         The Company has outstanding as of December 31, 1997 and 1996 $56.680 million and $61.285 million, respectively, in Convertible Debentures (the "Debentures") and $27 million in Convertible Notes (the "Notes"). The Debentures are 10-year unsecured general obligations of the Company due July 15, 2004, have a coupon rate of interest of 9.5% per annum, payable semiannually and carry a rating of B3 from Moody's Investors Services, Inc. The Debentures are convertible, at anytime after issuance and prior to maturity into shares of Common Stock at the conversion price of $17 per share subject to adjustment under certain conditions. The Debentures are not redeemable by the Company prior to July 15, 2001, except for certain reasons intended to protect the Company's status as a REIT. During 1997, $4.605 million aggregate principal of Debentures were converted into 270,878 shares of Common Stock.

         The Notes are nine-year general obligations due July 15, 2003 secured by a first mortgage on the Bricktown Square Shopping Center and bear interest at the rate of 8.5% per annum, payable semiannually and are convertible into shares of Common Stock at any time after June 24, 2002 at a conversion price of $17 per share. Prior to this date, the holder may also demand conversion of limited quantities of the Notes subject to certain timing restrictions. None of the Notes have been converted to date.

         The Company is currently redeveloping its existing retail center in Lawrence, Kansas. In addition to expansion and improvement of the existing Kmart store, the Company intends to add approximately 150,000 square feet of new retail space. Total cost of the redevelopment project to the Company is anticipated to be approximately $9 million including land costs. In order to facilitate the additional space, the Company purchased approximately 9 acres of land in November 1997 for $2.9 million which was funded out of proceeds from the Greenwich Capital Line.

         In February 1998, the Company acquired the Westland Shopping Center in Westland, Michigan for $7.925 million. Terms of the agreement included assumption of a $5.9 million, 8.02% mortgage with Wells Fargo Bank and a cash payment of $2.025 million, which was funded out of proceeds from the Greenwich Capital Line. The mortgage calls for monthly payments of interest and principal amortized over a 30-year life and is due in full in November 2007. Net operating income from the 85,000 square foot center, which has Dick's Sporting Goods and Med-Max, Inc. as its anchor tenants, is anticipated to be approximately $893,000 annually.

         The Company has been informed by Kmart that they will not renew their lease at the Company's Gary, Indiana shopping center which expires on September 30, 1998. Annual revenues under this lease are approximately $257,000. Kmart closed this store in 1995 and subsequently sublet the building to a non-retail user. The Company is currently negotiating with the sublessee to either re-lease the building or acquire the entire property and is also marketing the property in an attempt to obtain other potential tenants and/or purchasers. It is possible that the Company may be unable to lease or sell the property or that revenues generated from any lease or sale may be less than that currently received from Kmart. If such events occur, future cash flows may be impacted.

         The Company incurs capital expenditures in the ordinary course of business in order to maintain its properties. Such capital expenditures typically include roof, parking lot and other structural repairs, some of which are reimbursed by tenants. In 1997, the Company spent approximately $1 million for capital expenditures funded primarily out of the Capital Improvement/Replacement Reserve required for the Company's Securitized Mortgage Loan financing and partially from operating cash flows. The Company anticipates spending approximately $1.1 million for capital expenditures in 1998, also to be funded from similar sources.

         Occasionally it is necessary for the Company to provide inducements such as building allowances or space improvements and/or to pay leasing commissions to outside brokers in order to procure new tenants or renegotiate expiring leases with current tenants. The total cost of these expenditures in 1997 was approximately $501,000. These expenditures are generally funded by operating cash flows and increased revenues resulting from such expenditures. In 1998, the Company anticipates spending approximately $242,000 on such expenditures.

         The Company has entered into the following commitments as of December 31, 1997:

                                                                   Anticipated
                                                  Approximate        Funding
                                                    Amount            Date
                                                    ------            ----
                                                (in thousands)
Payment of tenant construction
allowance on 17-plex theater
complex - North Aurora, IL                           $ 3,835       July 1998

Replacement of roof on one retail
  building                                               209       May 1998

Redevelopment of existing retail                                 March 1998 -
property - Lawrence, KS                                2,500(1)  October 1998

Payment of tenant construction
allowance on 10-plex theater complex-
Melrose Park, IL                                       3,773     November 1998
                                                     -------


Total                                                $10,317     March 1998 -
                                                     =======     November 1998
(1) Contracts awarded as of December 31, 1997

         In addition to these commitments and other potential uses of cash discussed above, several other new developments and redevelopments are being contemplated by the Company and may be completed within the next year. It is anticipated that the additional revenue generated by these projects, as well as the Company's existing equity in each, will create sufficient value so that each project will fully fund itself using property specific financing and long-term loans. In addition, as of December 31, 1997 the Company had approximately $16 million available on the Greenwich Capital Line for further acquisitions, redevelopments and working capital.

         The Company anticipates that its cash flow from operations will generally be sufficient to fund its cash needs for payment of expenses, capital expenditures (other than acquisitions and redevelopments) and to maintain the Company's current distribution policy. The Company currently has available borrowing of up to $1.5 million on the First Chicago NBD line of credit for temporary working capital needs and it is anticipated that the Company will extend this line beyond it current expiration date at an increased amount. The Company intends to enter into other secured and unsecured financing agreements in the future as the need arises.

         The Company's major tenant, Kmart, accounted for approximately 39.0% of its gross revenue and 39.4% of its base minimum rent in 1997. Since its IPO, the Company has substantially reduced its exposure to Kmart through acquisitions and redevelopments of properties, lease termination agreements with Kmart and the assumption of certain Kmart sublease agreements. At the IPO, Kmart accounted for approximately 60.1% of the Company's annualized base minimum rents.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                      INDEX

                                                                                                   Page
                                                                                                   Number
                                                                                                   ------
Independent Auditors' Report                                                                         22


Consolidated Balance Sheets as of December 31, 1997 and 1996                                         23

Consolidated Statements of Operations for Each of the Three Years                                    24
in the Period Ended December 31, 1997

Consolidated Statements of Shareholders' Equity for Each of the Three
Years in the Period Ended December 31, 1997                                                          25

Consolidated Statements of Cash Flows for Each of the Three
Years in the Period Ended December 31, 1997                                                          26

Notes to Consolidated Financial Statements                                                           27

Consolidated Financial Statement Schedule III - Real Estate and Accumulated
Depreciation                                                                                         41

Schedules other than those listed above are omitted because they are not applicable, not required, or the information required to be set forth therein is included in the consolidated financial statements or the notes thereto.

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and
Stockholders of Malan Realty Investors, Inc.


         We have audited the consolidated financial statements and the consolidated financial statement schedule listed at Item 8 of Malan Realty Investors, Inc. and Subsidiaries (the "Company"). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

         In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP
Detroit, Michigan
January 30, 1998

                MALAN REALTY INVESTORS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              DECEMBER 31,
                                                           1997          1996
                                                         ---------    ----------
ASSETS:
   Real Estate (Note 2):
     Land                                                $  22,302    $  18,296
     Buildings and improvements                            193,483      189,294
                                                         ---------    ---------
          Total                                            215,785      207,590
           Less: accumulated depreciation                  (15,817)     (10,907)
                                                         ---------    ---------
          Total                                            199,968      196,683

   Other Assets:
     Accounts receivable (net of allowance
      of $78 and $96 at December 31, 1997 and 1996)          1,608        1,332
     Deferred financing and other                           10,705       10,752
     Cash and cash equivalents                               1,717        6,966
     Escrow deposits (Note 2)                                2,140        2,119
                                                         ---------    ---------
          Total Assets                                   $ 216,138    $ 217,852
                                                         =========    =========

LIABILITIES:
   Mortgages (Note 2)                                    $  88,585    $  83,643
   Convertible debentures (Note 2)                          56,680       61,285
   Convertible notes (Note 2)                               27,000       27,000
   Deferred income (Note 9)                                  2,102        2,493
   Accrued distributions payable                             1,620        1,472
   Accounts payable and other                                  845        1,535
   Accrued property taxes                                    1,184        1,157
   Accrued interest payable                                  4,180        4,274
                                                         ---------    ---------
          Total liabilities                                182,196      182,859
                                                         ---------    ---------

COMMITMENTS AND CONTINGENCIES (Note 5)

SHAREHOLDERS' EQUITY (Notes 3, 4 AND 8)
    Common stock ($.01 par value, 30 million
      shares authorized, 3,737,936 and
      3,463,684 shares issued and outstanding as of
      December 31, 1997 and 1996)                               37           35
    Additional paid in capital                              50,485       45,960
    Accumulated distributions in excess
      of net income                                        (16,580)     (11,002)
                                                         ---------    ---------
          Total shareholders' equity                        33,942       34,993
                                                         ---------    ---------

     TOTAL LIABILITIES AND
         SHAREHOLDERS' EQUITY                            $ 216,138    $ 217,852
                                                         =========    =========





                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                MALAN REALTY INVESTORS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                    YEARS ENDED DECEMBER 31,

                                                1997         1996           1995
                                             ----------   ----------   ----------
REVENUES
  Minimum rent  (Note 5)                     $   24,092   $   23,836   $   22,100
  Percentage and overage rents                    1,177        1,164          963
  Recoveries from tenants                         9,271        9,340        8,662
  Interest and other income                         443          623          522
                                             ----------   ----------   ----------
     TOTAL REVENUES                              34,983       34,963       32,247
                                             ----------   ----------   ----------


EXPENSES
  Property operating and maintenance              2,867        2,769        1,961
  Other operating expenses                        1,493        1,481        1,216
  Real estate taxes                               7,891        7,715        7,511
  General and administrative                      1,545        1,664        1,463
  Depreciation and amortization                   5,068        4,920        4,597
                                             ----------   ----------   ----------
     TOTAL OPERATING EXPENSES                    18,864       18,549       16,748
                                             ----------   ----------   ----------

OPERATING INCOME                                 16,119       16,414       15,499

INTEREST EXPENSE                                 15,576       15,815       13,749
                                             ----------   ----------   ----------


NET INCOME                                   $      543   $      599   $    1,750
                                             ==========   ==========   ==========

BASIC EARNINGS PER SHARE (Note 13)           $     0.15   $     0.17   $     0.49
                                             ==========   ==========   ==========
Weighted average common shares outstanding    3,545,759    3,464,323    3,546,883
                                             ==========   ==========   ==========

DILUTED EARNINGS PER SHARE (Note 13)         $     0.15   $     0.17   $     0.49
                                             ==========   ==========   ==========
Weighted average common and dilutive
  shares outstanding                          3,590,985    3,475,095    3,546,883
                                             ==========   ==========   ==========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                MALAN REALTY INVESTORS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                           ACCUMULATED             DEFERRED
                                                                         DISTRIBUTIONS IN        COMPENSATION             TOTAL
                                          PAR          ADDITIONAL           EXCESS OF             -INCENTIVE          SHAREHOLDERS'
                                         VALUE       PAID-IN CAPITAL        NET INCOME              SHARES                EQUITY
                                       ------------ ------------------  -------------------  ---------------------  ---------------
BALANCE, JANUARY 1, 1995                       $38            $49,682              ($1,444)             ($185)             $48,091

  Amortization of deferred
    compensation-incentive
    shares (Note 3)                                                                                       125                  125
  Conversion of debt securities                  2              2,398                                                        2,400
  Common shares repurchased                     (4)            (5,096)                                                      (5,100)
  Distributions - $1.70 per share                                                   (6,023)                                 (6,023)
  Net income                                                                         1,750                                   1,750
                                       -----------  -----------------   ------------------   -----------------      --------------
BALANCE, DECEMBER 31, 1995                      36             46,984               (5,717)               (60)              41,243

  Amortization of deferred
    compensation-incentive
    shares (Note 3)                                                                                        60                   60
  Common shares repurchased                     (1)            (1,096)                                                      (1,097)
  Directors compensation paid in stock                             48                                                           48
  Stock options exercised                                          24                                                           24
  Distributions - $1.70 per share                                                   (5,884)                                 (5,884)
  Net income                                                                           599                                     599
                                       -----------  -----------------   ------------------   -----------------      --------------
BALANCE, DECEMBER 31, 1996                      35             45,960              (11,002)                                 34,993

  Conversion of debt securities                  2              4,469                                                        4,471
  Directors compensation paid in stock                             48                                                           48
  Stock options exercised                                           8                                                            8
  Distributions - $1.70 per share                                                   (6,121)                                 (6,121)
  Net income                                                                           543                                     543
                                       ------------ ------------------  -------------------  -----------------      --------------
BALANCE, DECEMBER 31, 1997                     $37            $50,485             ($16,580)                                $33,942
                                       ============ ==================  ===================  =================      ==============



                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  MALAN REALTY INVESTORS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                    YEARS ENDED DECEMBER 31,

                                                                                  1997        1996        1995
                                                                                --------    --------    --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME                                                                    $    543    $    599    $  1,750
                                                                                --------    --------    --------
  Adjustments to reconcile net income to net cash flows provided by operating activities:
     Depreciation and amortization                                                 5,068       4,920       4,597
     Amortization of deferred financing costs                                      1,620       1,581         824
     Amortization of deferred compensation expense                                                60         125
     Directors compensation issued in stock                                           48          48
     Change in operating assets and liabilities that provided (used) cash:
          Accounts receivable and other                                             (982)       (961)      1,225
          Accounts payable, deferred income and other
              accrued liabilities                                                 (1,148)        870          20
                                                                                --------    --------    --------
       Total adjustments                                                           4,606       6,518       6,791
                                                                                --------    --------    --------
       NET CASH FLOWS PROVIDED BY
         OPERATING ACTIVITIES                                                      5,149       7,117       8,541
                                                                                --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Real estate developed, acquired or improved                                  (8,195)     (1,505)    (31,868)
     Additions to leasehold improvements and equipment                                                        (8)
     Deposits to escrow                                                          (17,274)    (17,642)     (5,876)
     Disbursements from escrow                                                    17,253      16,985       4,415
                                                                                --------    --------    --------
       NET CASH FLOWS USED FOR
         INVESTING ACTIVITIES                                                     (8,216)     (2,162)    (33,337)
                                                                                --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Draws on lines of credit                                                      6,200                  15,500
     Repayment of lines of credit                                                 (1,500)                (50,250)
     Net proceeds from REMIC offering                                                                     55,751
     Principal repayments on mortgages                                            (1,428)        (91)        (88)
     Net proceeds from mortgages                                                   1,670                  12,450
     Distributions to shareholders                                                (5,973)     (5,921)     (6,121)
     Debt issuance costs                                                          (1,159)
     Proceeds from stock options exercised                                             8          24
     Repurchases of common stock                                                              (1,096)     (5,100)
                                                                                --------    --------    --------
       NET CASH FLOWS PROVIDED BY (USED FOR)
         FINANCING ACTIVITIES                                                     (2,182)     (7,084)     22,142
                                                                                --------    --------    --------

NET DECREASE IN CASH AND CASH
     EQUIVALENTS                                                                  (5,249)     (2,129)     (2,654)

CASH AND CASH EQUIVALENTS AT BEGINNING
     OF YEAR                                                                       6,966       9,095      11,749
                                                                                --------    --------    --------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                        $  1,717    $  6,966    $  9,095
                                                                                ========    ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH
   FLOW INFORMATION- CASH PAID FOR
   INTEREST DURING THE YEAR                                                     $ 14,058    $ 14,139    $ 13,104
                                                                                ========    ========    ========






                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  MALAN REALTY INVESTORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
    POLICIES

General - The Company is engaged in the ownership, management, leasing, acquisition, development and redevelopment of shopping centers and entertainment facilities and leases space to tenants pursuant to lease agreements. The lease agreements provide for terms ranging from one to 25 years and, in some cases, for annual rentals which are subject to upward adjustment based on operating expense levels and sales volume.

Basis of Combination and Principles of Consolidation - The accompanying consolidated financial statements include the activity of the Company and its wholly owned subsidiaries, Malan Mortgagor, Inc., Malan Meadows, Inc. and Malan Revolver, Inc. All significant intercompany balances and transactions have been eliminated.

Reclassifications - Certain reclassifications have been made to prior years financial statements in order to conform with the current year presentation.

Real Estate is stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided on a straight line basis over the estimated useful lives of the assets as follows:

Buildings ...................................................     40 Years
Land and Building Improvements...............................  10-40 Years

         Maintenance and repairs are charged to expense as incurred. Renovations which improve or extend the life of the asset are capitalized.

Deferred Financing and Other consists primarily of deferred financing costs and lease procurement costs. Deferred financing costs at December 31, 1997 and 1996 of $12,764,000 and $11,738,000, respectively, are amortized on a straight line basis over the terms of the applicable debt agreements. Accumulated amortization of deferred financing costs at December 31, 1997 and 1996 was $4,147,000 and $2,527,000, respectively, and amortization expense for 1997, 1996 and 1995 was $1,620,000,$1,581,000 and $824,000, respectively, and are included in interest expense in the Consolidated Statement of Operations.

         Lease procurement costs of $1,605,000 and $1,176,000 at December 31, 1997 and 1996, respectively, consist of leasing costs, tenant allowances and tenant improvements and are amortized on a straight line basis over the terms of the applicable tenant lease. Accumulated amortization of lease procurement costs at December 31, 1997 and 1996 was $273,000 and $150,000, respectively, and amortization expense for 1997, 1996 and 1995 was $193,000, $102,000, and $199,000, respectively.

Revenue Recognition - Minimum rents are recognized on the straight line method over the terms of the leases. Percentage rents are recognized as earned. The leases also typically provide for tenant reimbursement of common area maintenance and other operating expenses which are included in the accompanying Consolidated Statements of Operations as recoveries from tenants.

         Income received on lease terminations is deferred and recognized on a straight line basis over the remaining term of the leases involved. Deferred income related to such terminations was approximately $1,674,000 and $2,187,000 at December 31, 1997 and 1996, respectively, and approximately $577,000, $428,000 and $71,000 was recognized as rental income for the years ended December 31, 1997, 1996 and 1995, respectively. Payments received under normal lease clauses which provide for the acceleration of the lease expiration date upon receipt of such payment are recognized as income when received.

Income Taxes - The Company has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). As a REIT, the Company generally will not be subject to federal income taxation at the corporate level to the extent it distributes annually at least 95% of its real estate investment trust taxable income, as defined in the Code, to its stockholders and satisfies certain other requirements. Accordingly, no provision has been made for federal income taxes in the accompanying financial statements.

Earnings per common share - The Company adopted Statement of Financial Accounting Standards (SFAS) No.128, "Earnings per Share," for the year ended December 31, 1997. SFAS No. 128 replaces the presentation of primary earnings per share ("EPS") and fully diluted EPS with a presentation of basic EPS and diluted EPS, respectively. Basic EPS excludes potential share dilution and is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings but does not include shares issuable upon conversion of securities that would have an antidilutive effect on earnings per share. All prior-period EPS data have been restated. The adoption of this new accounting standard does not have a material effect on the Company's reported EPS amounts.

Distributions of $1.70 per common share were declared for each of the years ended December 31,

1997, 1996 and 1995 of which $1.70, $1.34 and $.46, respectively, represent a return of capital for federal income tax purposes.

Cash and cash equivalents consist of deposits in banks and certificates of deposit with maturities of three months or less at the date of purchase.

Long-lived assets and long-lived assets to be disposed of - The Company accounts for long-lived assets and long-lived assets to be disposed of in accordance with SFAS No. 121. This statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used, and long-lived assets and certain identifiable intangibles to be disposed of. The Company's assets are periodically reviewed throughout the year for impairments in value and in management's opinion no impairments have occurred requiring writedowns during the years ended December 31, 1997, 1996 and 1995.

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

2.  MORTGAGES, DEBENTURES AND NOTES

         The Company has a $63 million term mortgage loan (the "Securitized Mortgage Loan") utilizing a real estate mortgage investment conduit (REMIC). The loan is secured by separate cross-collateralized and cross-defaulted mortgages or deeds of trust on 25 properties owned by a wholly owned subsidiary, Malan Mortgagor, Inc., and matures on August 10, 2002. Payments of interest only are due monthly. Through the use of interest rate caps and floor agreements, the effective interest rate is fixed at 7.57% through February 10, 2002; thereafter, the interest rate on $42 million of the mortgage loans converts to a variable rate based on certain requirements.

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

         An additional provision in the agreement provides that in the event that the long-term debt rating of either of the two major tenants of the collateralized properties, Kmart or Wal-Mart, is downgraded to 'BB+' or lower, the Company is required to maintain an additional amount in the Basic

Carrying Cost Reserve equal to 1/4 of the applicable real estate tax obligation borne by those tenants. In January 1996, the long-term debt rating of Kmart was lowered to 'BB' and accordingly, the Company was required to make an additional deposit to the Basic Carrying Cost account of $561,000.

         In November 1997, the Company obtained a $25 million secured line of credit provided by Greenwich Capital Markets, Inc., a division of National Westminister Bank, Plc. The loan is secured by separate cross-collateralized and cross-defaulted mortgages or deeds of trust on 16 properties owned by a wholly owned subsidiary, Malan Revolver, Inc. The line of credit has a two-year term, which may be extended for a period of one year and can be expanded up to $50 million for additional acquisitions. The facility carries an interest rate of London Interbank Offering Rate ("LIBOR") plus 150 basis points. Payments of interest only are due monthly. At December 31, 1997, $20.69 million was available for borrowing under the facility and $4.7 million was outstanding on the line of credit.

         In January 1997, the Company refinanced certain bank debt with an $11.2 million loan with Daiwa Finance Corporation ("Daiwa"). The Daiwa loan is collateralized by the Company's interest in The Shops at Fairlane Meadows ("Fairlane Meadows") in Dearborn, Michigan and contained an earn-out provision whereby the property could be revalued and the loan increased if the revised valuation supported such an increase. In December 1997, pursuant to the earn-out provision, the Company received an additional $1.67 million from Daiwa and the loan was increased to $12.796 million. Current terms of the loan call for monthly payments totaling $96,000 consisting of interest at the rate of 8.18% per annum and principal amortized over a 30-year life. Real estate tax payments and an annual replacement reserve of $32,000 are required to be escrowed monthly. The loan is due in full on February 1, 2007, at which time a balloon payment of approximately $11.4 million will be due. As part of the loan agreement with Daiwa, the Company transferred its interest in Fairlane Meadows to a wholly owned subsidiary, Malan Meadows, Inc. in January 1997.

         The Company has a line of credit with First Chicago NBD totaling $1.5 million. The line is collateralized by the Company's interest in Orchard-14 Shopping Center in Farmington Hills, Michigan and is subject to certain other restrictions as to its use. The line originally matured on January 23, 1998 but has been extended to March 23, 1998 for the purpose of providing time to complete a reappraisal of the property to increase the available loan amount. Payments of interest only at either the bank's prime rate, or LIBOR plus 200 basis points under certain conditions, are due monthly until maturity. As of December 31, 1997 there is no outstanding balance on the line.

         The Company has outstanding as of December 31, 1997 and 1996 $56.680 million and $61.285 million, respectively, in Convertible Debentures (the "Debentures") and $27 million in Convertible Notes (the "Notes"). The Debentures are 10-year unsecured general obligations of the Company due July 15, 2004, have a coupon rate of interest of 9.5% per annum, payable semiannually and carry a rating of B3 from Moody's Investors Services, Inc. The Debentures are convertible, at anytime after issuance and prior to maturity into shares of Common Stock at the conversion price of $17 per share subject to adjustment under certain conditions. The Debentures are not redeemable by the Company prior to July 15, 2001, except for certain reasons intended to protect the Company's status as a REIT. During 1997, $4.605 million aggregate principal of Debentures were converted into 270,878 shares of Common Stock.


         The Notes are nine-year general obligations due July 15, 2003 secured by a first mortgage on Bricktown Square in Chicago, Illinois and bear interest at the rate of 8.5% per annum, payable semiannually and are convertible into shares of Common Stock at any time after June 24, 2002 at a conversion price of $17 per share. Prior to this date, the holder may also demand conversion of limited quantities of the Notes subject to certain timing restrictions.

         Net settlement costs paid under interest rate cap agreements are recorded on an accrual basis and recognized as an adjustment to interest expense.

         Several of the above debt agreements contain restrictive financial covenants, all of which the Company was in compliance with as of December 31, 1997.

         The following table sets forth certain information regarding the Company's debt outstanding as of December 31, 1997 and 1996.


                                                                                                       BALANCE
                                                         INTEREST         MATURITY                   DECEMBER 31,
                                       COLLATERAL          RATE             DATE              1997                  1996
                                       ----------          ----             ----              ----                  ----
                                                                                                   (IN THOUSANDS)
Mortgages

Greenwich Capital                  16 Retail          LIBOR +            November            $ 4,700            $    --
Line of Credit                     Properties         150 Basis            1999

UDAG Loan                          Bricktown          5%                   March               8,097              8,193
                                   Square             increasing            2023
                                                      to 9%

Securitized Mortgage Loan          25 Retail          7.57% (1)            August             63,000             63,000
                                   Properties                               2002


Daiwa Finance Corp.                The Shops at       8.18%              February             12,788             12,450
                                   Fairlane                                 2007
                                   Meadows
                                                                                             -------            -------

                 Total Mortgages                                                             $88,585            $83,643
                                                                                             =======            =======
Convertible Debentures                                  9.5%               July              $56,680            $61,285
                                                                           2004              =======            =======

Convertible Notes                  Bricktown                               July
                                   Square               8.5%               2003              $27,000            $27,000
                                                                                             =======            =======

(1) Overall blended rate. The interest rate on four different tranches are either fixed or capped through the use of an interest rate cap and floor.

Approximate scheduled principal payments for the years subsequent to December 31, 1997 are as follows (in thousands):

          1998...........................................     $    193
          1999 ..........................................        4,908
          2000 ..........................................          222
          2001 ..........................................          238
          2002 ..........................................       63,255
          2003 and thereafter ...........................      103,449
                                                              --------
                   Total ................................     $172,265
                                                              ========

3.  INCENTIVE SHARES

         Upon completion of its initial public offering, the Company's president and chief executive officer donated 23,700 shares of Common Stock to be distributed in varying amounts to substantially all of the Company's employees, subject to certain forfeiture restrictions. The donation was recorded at its fair market value as additional paid in capital and deferred compensation expense. Compensation expense recognized during 1996 and 1995 was $60,000 and $125,000, respectively. On June 18, 1996 all forfeiture restrictions lapsed and the unforfeited shares became the unrestricted property of each recipient.


4.  WARRANTS AND STOCK OPTION AND COMPENSATION PLANS

         Warrants - In connection with its initial public offering, the Company issued warrants to National Westminister Bank Plc, New York branch, an affiliate of one of the underwriters, for the purchase of 353,000 shares of common stock. The warrants are exercisable for a period of four years commencing June 17, 1995 at a price of $20.40 per share. No warrants have been exercised.

         Employee Option Plan - The Company has a stock option plan (the "Employee Option Plan") to enable its employees to participate in the ownership of the Company. Under the Employee Option Plan, executive officers and employees of the Company may be granted options to acquire shares of Common Stock of the Company ("Options"). The Employee Option Plan is administered by the compensation committee of the Board of Directors (the "Board"), which is authorized to select the executive officers and other employees to whom Options are to be granted. No member of the compensation committee is eligible to participate in the Employee Option Plan. The aggregate number of shares of Common Stock that may be issued upon the exercise of all Options is 400,000 shares.

         The exercise price of each Option granted is equal to the aggregate fair market value of the underlying shares on the date of grant. With the exception of those granted on the date of the Company's initial public offering, which vested over a three-year period at the rate of 33 1/3% per year, Options vest over a five-year period at the rate of 20% per year, beginning on the first anniversary of the date of grant and are exercisable until the tenth anniversary of the date of grant.

         Directors Option Plan - In 1995, the Company adopted the 1995 Stock Option Plan for Non- employee Directors of the Company (the "Directors Option Plan"). Under the Directors Option Plan, each non-employee Director of the Company received an option to purchase 1,500 shares of Common Stock of the Company following the 1995 Annual Meeting of the Board. Following each Annual Meeting of the Board thereafter, each non-employee Director will automatically be granted an option to purchase 1,000 shares of Common Stock.

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


The following table summarizes the activity for the Company's Stock Option
Plans:


                                            Employee Option Plan                            Directors Option Plan
                                 -----------------------------------------      ------------------------------------------
                                 Shares       Exercise      Weighted            Shares      Exercise        Weighted
                                 Subject      Price         Avg.                Subject     Price           Avg.
                                 to Option    Per Share     Exercise Price      to Option   Per Share       Exercise Price
                                 ---------    ---------     --------------      ---------   ---------      ---------------
Balance,
January 1, 1995                   148,500      $17.00        $17.00
Options Granted 1995              101,500      $13.375       $13.375             6,000      $14.50             $  14.50
                                  -------                                       ------
Balance,
December 31, 1995                 250,000                    $15.528             6,000                         $  14.50
Options Granted 1996               54,000      $14.375-      $14.449             4,000      $14.375            $ 14.375
                                               $15.375
Options Exercised 1996                                                          (1,708)     $14.375            $ 14.375
                                  -------                                       -------
Balance,                                       $13.375-                                     $14.375-
December 31, 1996                304,000       $17.00        $15.383             8,292      $14.50             $ 14.465
Options Granted 1997                                                             4,000      $17.125            $ 17.125
Options Exercised 1997             ( 634)      $13.375       $13.375            ------
                                 --------
Balance
December 31, 1997                303,366       $13.375-      $15.383            12,292      $14.375-           $ 15.331
                                 =======                                        ======
                                               $17.00                                       $17.125
Options Exercisable
at December 31, 1997             199,266                     16.135             12,292                         $ 15.331
                                 =======                     ======             ======                         ========


         In accordance with the Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation, the Company has elected to continue to report compensation by applying the requirements of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and therefore has recorded no charge to income for stock options. There would have been no effect on the Company's proforma net income and earnings per share for 1997 and 1996 had the Company recognized compensation expense using the Black-Scholes option pricing model utilizing the following values and weighted-average assumptions:

                                                        1997       1996
                                                        ----       ----
          Option value ...........................     $0.54      $0.03
          Dividend yield .........................       9.9%      11.8%
          Expected volatility ....................       17%         10%
          Risk-free interest rate ................        6%          6%
          Expected lives (in years) ..............       10          10

         The outstanding stock options at December 31, 1997 have a weighted average contractual life of 7.97 years.

Stock Compensation Plan - In order to provide an opportunity for non-employee Directors to increase their ownership, the Company adopted in May 1995, the 1995 Stock Compensation Plan for Non-employee Directors (the "Stock Compensation Plan"). Under the Stock Compensation Plan, each non-employee Director may make an election by June 30 of each year to receive all or a portion of the Director's compensation for the following calendar year in the form of Common Stock of the Company in lieu of cash. Once made, the election is irrevocable for the following year's compensation.

         The number of shares of Common Stock to be paid to a Director instead of cash compensation will be determined based on the closing price of the Common Stock on the New York Stock Exchange on the day before the compensation is earned by the Director (i.e., the day before a Board meeting). The plan became effective January 1, 1996. A maximum of 100,000 shares may be issued under the Stock Compensation Plan. During 1997 and 1996, a total of 2,740 and 3,272 shares, respectively, were issued under the plan reflecting compensation of $48,000 in each year.

5.  COMMITMENTS AND CONTINGENCIES

         Revenues derived from the Company's major tenant, Kmart, amounted to 39.0%, 38.2% and 46.4% of consolidated revenues arising from lease agreements for the years ended December 31, 1997, 1996 and 1995, respectively. Amounts receivable from the major tenant were $56,000 and $47,000 at December 31, 1997 and 1996, respectively.

         Approximate future minimum rent under operating leases for the years subsequent to December 31, 1997, assuming no new or renegotiated leases or option extensions, are as follows (in thousands):

          1998...........................................     $ 23,792
          1999 ..........................................       22,539
          2000 ..........................................       20,599
          2001 ..........................................       19,381
          2002 ..........................................       17,247
          2003 and thereafter ...........................      104,009
                                                              --------

                   Total ................................     $207,567
                                                              ========

         Approximate future minimum rental payments under the terms of all non-cancelable operating leases in which the Company is the lessee, principally for ground leases and office rent, subsequent to December 31, 1997, are as follows (in thousands):

          1998......................................  $   503
          1999 .....................................      472
          2000 .....................................      442
          2001 .....................................      388
          2002 .....................................      270
          2003 and thereafter ......................    8,134
                                                      -------

                   Total............................  $10,209
                                                      =======

Rent expense for operating leases for the years ended December 31, 1997, 1996 and 1995 was $498,000 $457,000 and $481,000, respectively.

         The Company has entered into the following commitments as of December 31, 1997:


                                                                               Anticipated
                                                           Approximate           Funding
                                                             Amount               Date
                                                         --------------     ---------------
                                                         (in thousands)
Payment of tenant construction
allowance on 17-plex theater
complex - North Aurora, IL                                    $3,835           July 1998

Replacement of roof on one retail
building                                                         209           May 1998

Redevelopment of existing retail
property - Lawrence, KS                                        2,500(1)       March 1998 -
                                                                              October 1998
Payment of tenant construction
allowance on 10-plex theater complex-
Melrose Park, IL                                               3,773          November 1998
                                                            --------


Total                                                       $ 10,317          March 1998 -
                                                            ========         November 1998


(1)   Contracts awarded as of December 31, 1997

         The Company, as an owner of real estate, is subject to various environmental laws. Compliance by the Company with existing laws has not had a material adverse financial effect during the three-year period ended December 31, 1997, nor does management believe it will have a material impact in the future. However, management cannot predict the impact of new or changed laws or regulations on its current properties or properties that it may acquire.

6.  FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following disclosure of estimated fair value was determined using available market information and appropriate valuation methodologies. This disclosure is made as required by SFAS No. 107, "Disclosures about Fair Value of Financial Instruments".

Cash and Cash Equivalents - The carrying amount for cash and cash equivalents approximates fair value due to the short maturity of these instruments.

Interest Rate Hedging Instruments - The Company entered into interest rate agreements to reduce its exposure to changes in the cost of the floating rate portion of its Securitized Mortgage Loan.

 As of December 31, 1997, the following interest rate cap agreements were outstanding:

           Notional                    Frequency
            Amount         LIBOR        of Rate
        (in thousands)    Cap Rate        Resets            Term
        -------------     ---------      -------            ----
          $  42,000         6.67%        Monthly   July 1995 to February 2002
             42,000         8.75%        Monthly   February 2002 to August 2002

         The Company is exposed to credit risk in the event of nonperformance by the counterparties to its interest rate cap agreements, but has no off-balance sheet risk of loss. The Company anticipates that its counterparties will fully perform their obligations under the agreements.

         The carrying value of the interest rate caps as of December 31, 1997 and 1996 was $1,310,000 and $1,595,000, respectively, and the fair value was $890,000 and $1,200,000, respectively.

Mortgages - The fair value of the mortgages is based on the present value of contractual cash flows and is as follows at December 31 (in thousands):


                                             1997                                       1996
                                    ----------------------------           ----------------------------------
                                    Carrying     Estimated Fair             Carrying         Estimated Fair
                                    Amount       Value                      Amount           Value
                                    --------     ---------------            --------         --------------

UDAG Loan                           $ 8,097      $ 4,529                     $ 8,193         $ 4,455

Fairlane Meadows Mortgage            12,788       12,788                      12,450          12,450

Greenwich Capital                     4,700        4,700                         --              --
    Line of Credit

Securitized
Mortgage Loan                        63,000       63,000                      63,000          63,000
                                    -------     --------                    --------         -------

TOTAL                               $88,585      $85,017                     $83,643         $79,905
                                    =======      =======                    ========         =======


Convertible Debentures and Convertible Notes - The fair value of the Convertible Debentures is based on the traded value at the close of business at year end. The carrying value of the Convertible Debentures as of December 31, 1997 and 1996 is $56.680 and $61.285 million, respectively. The estimated fair value based upon the traded value at the close of business on December 31, 1997 and 1996 was $60.081 million and $60.672 million, respectively. Management believes that the carrying value of the Convertible Notes as of December 31, 1997 and 1996 approximates the fair value.

         The fair value estimates presented herein are based on information available to management as of December 31, 1997 and 1996. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such financial instruments have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.


7.  SIGNIFICANT NONCASH TRANSACTIONS

         Significant noncash transactions for the three years ended December 31, 1997 are as follows:

                                                          Years ended December 31,
                                                          ------------------------
                                                  1997              1996           1995
                                                  ----              ----           ----
                                                               (in thousands)
Conversion of debentures into 270,878 in 1997
and 147,646 in 1995 shares of common stock,
net of unamortized costs                          $4,471                           $2,400

Distributions declared not yet paid               $1,620           $1,472          $1,509



8.  STOCK REPURCHASE PLAN

         In January 1995, the Company's Board of Directors approved a plan to repurchase up to 755,000 shares of the Company's Common Stock. Under the plan, any purchases of Common Stock are to be made in the open market or in privately negotiated transactions subject to SEC rules and regulations regarding such transactions. During 1996 and 1995, the Company repurchased 91,500 and 376,500 shares, respectively, at an average cost of $11.98 and $13.47, respectively. No shares were repurchased during the year ended December 31, 1997.

9.  DEFERRED INCOME

         In September 1995, the Company entered into an agreement with its largest tenant, Kmart, regarding several stores within its portfolio. Under the agreement, the Company received a cash payment on October 31, 1995 totaling approximately $2.56 million as consideration for the termination of leases on five stores previously closed by Kmart. In addition, the agreement i.) provides that the Company assume leases at three locations that were subleased by Kmart; ii.)

amends certain lease provisions on four other properties leased by Kmart; and iii.) allows the Company to develop outlots at seven Kmart properties and retain all revenue generated from these outlots. The cash payment has been recorded as deferred income and is being amortized as income on a straight-line basis over a six-year period which represents the weighted average remaining base term of the leases involved.

         The Company has re-leased two of the closed stores at terms which approximate the annual revenue received under the previous leases with Kmart and intends to re-lease the remaining three stores. The Company has also leased two of the outlots. Management intends to develop and lease the remaining outlots discussed above. It is possible that the Company may be unable to re-lease the remaining stores or develop and lease the outlots within the next several years. Such loss of revenue may have an impact on the Company's future cash flows and results of operations.

10.  PROPERTY ACQUISITIONS

         During the three years ended December 31, 1997, the Company acquired the following properties:

                                                                                Gross
Acquisition                                                                   Leasable
  Date               Property                 Locations                         Area              Cost
-----------        --------------           --------------                    ---------      ------------
                                                                                             (in thousands)

  3/1/95          Expansion of              Washington, IN                     21,295         $  1,625
                  Existing Wal-Mart
                  Store

  6/4/95          Clinton Pointe            Clinton Twp., MI                  135,330           12,262
                  Shopping Center

 9/16/95          The Shops at
                  Fairlane Meadows          Dearborn, MI                      137,508           16,617

11/24/97          Southwind Theater         Lawrence, KS                       42,497            4,207
                                                                              -------           ------

                  Totals                                                      336,630          $34,711
                                                                              =======         ========



11.      PRO FORMA INFORMATION

         The following unaudited table of pro forma information has been presented as if the acquisitions of Clinton Pointe Shopping Center and The Shops at Fairlane Meadows had occurred on January 1, 1995. In management's opinion, all adjustments necessary to reflect the acquisitions of properties have been made.

 The pro forma information is not necessarily indicative of what the actual results of operations of the Company would have been had such transactions actually occurred as of January 1, 1995, nor do they purport to represent the results of the operations of the Company for future periods (in thousands except per share data).
                                                         1995
                                                         ----
          Total revenues .....................       $   35,118
          Net income .........................       $    1,270
          Net income per share ...............       $     0.36


12.       QUARTERLY FINANCIAL DATA (UNAUDITED)

         Summarized quarterly financial data for the periods indicated are as follows (in thousands except per share amounts):

                                                         Basic          Diluted
                                                         Earnings       Earnings
1997                       Revenues   Net income (loss)  per share      per share
----                       ---------  -----------------  ---------      ---------
  March 31 ..........       $ 8,887       $    (7)       $   -          $   -
  June 30 ...........         8,528            71            0.02           0.02
  September 30 ......         8,787           213            0.06           0.06
  December 31 .......         8,781           266            0.07           0.07
                            -------       -------        --------       --------
  TOTAL .............       $34,983       $   543        $   0.15       $   0.15
                            =======       =======        ========       ========

1996
----

March 31 ............       $ 8,919       $    87        $   0.03       $   0.03
June 30 .............         8,702           120            0.03           0.03
September 30 ........         8,868           220            0.06           0.06
December 31 .........         8,474           172            0.05           0.05
                            -------       -------        --------       --------
TOTAL ...............       $34,963       $   599        $   0.17       $   0.17
                            =======       =======        ========       ========


13.      EARNINGS PER SHARE

Earnings per share ("EPS") data were computed as follows (in thousands except per share amounts):

                                                     Year Ended December 31
                                                     ----------------------
                                                1997         1996         1995
                                                ----         ----         ----
Net Income                                     $   543      $   599      $ 1,750
                                               =======      =======      =======

Basic EPS:
Weighted-average shares
 outstanding                                     3,546        3,464        3,547
                                               =======      =======      =======

Basic earnings per share                       $  0.15      $  0.17      $  0.49
                                               =======      =======      =======

Diluted EPS:
Weighted-average shares
outstanding                                      3,546        3,464        3,547

Shares issued upon exercise of dilutive
options                                            312          160           --

Shares purchased with proceeds of options         (267)        (149)          --
                                               -------      --------     -------

Shares applicable to diluted earnings            3,591        3,475        3,547
                                               =======      =======      =======

Diluted earnings per share                     $  0.15      $  0.17      $  0.49
                                               =======      =======      =======

         Diluted EPS reflects the potential dilution of securities that could share in the earnings but does not include shares issuable upon conversion of securities that would have an antidilutive effect on earnings per share.

14.      SUBSEQUENT EVENTS

         In January 1998, the Company entered into an agreement to acquire Westland Shopping Center in Westland, MI for $7.925 million. Terms of the acquisition include a cash payment of $2.025 million which is anticipated to be funded out of the Company's line of credit with Greenwich Capital Markets, Inc. and the assumption of a $5.9 million mortgage with Wells Fargo Bank. The mortgage calls for monthly payments of interest at the rate of 8.02% per annum and principal amortized over 30 years and is due in full November 1, 2007.

         Subsequent to December 31, 1997 $946,000 aggregate principal of Debentures were converted into 55,644 shares of common stock.

                          MALAN REALTY INVESTORS, INC.
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1997
                                 (in thousands)

                                                                             COST CAPITALIZED (SOLD)
                                                                                 SUBSEQUENT TO
                                                     INITIAL COST TO COMPANY     ACQUISITION
                                                     ----------------------- -----------------------
                                                                Buildings &           Buildings &
  STATE/TYPE ( # of properties)          ENCUMBRANCES    Land   Improvements   Land   Improvements
---------------------------------------- ------------ --------  ------------ -------  --------------
CALIFORNIA:
      Free Standing Retail Properties (1)   *         $    634  $   5,704

ILLINOIS:
     Community Shopping Centers (3)       $ 35,097       4,073     36,654             $  1,163
     Free Standing Retail Properties (10)   *            1,772     24,694       ($14)      386

INDIANA:
     Community Shopping Centers (5)         *            2,210     20,794                1,918
     Free Standing Retail Properties (1)    *                       2,241                   19

KANSAS:
     Community Shopping Centers (3)         *              757      8,477      2,902       230
     Free Standing Retail Properties (8)    *              731      6,578                  258
     Entertainment Facility (1)                          1,118      3,090

MARYLAND:
      Free Standing Retail Properties (1)   *              282      2,534                  177

MICHIGAN:
     Community Shopping Centers (3)       12,788         3,501     31,505                  244

MISSOURI:
     Community Shopping Centers (4)         *              969     11,764                  500
     Free Standing Retail Properties (1)    *               85        768

OHIO:
     Community Shopping Centers (1)         *              694      6,240                   30

WISCONSIN
     Community Shopping Centers (7)         *            2,045     21,535                  540
     Free Standing Retail Properties (4)    *              543      4,885                  555
                                            -------   --------  ---------    -------  --------
                                            $47,885   $ 19,414  $ 187,463    $ 2,888  $  6,020
                                            =======   ========  =========    =======  ========


* Certain properties are included as collateral for $63 million Securitized Mortgage Loan and $25 million line of credit



The changes in total real estate for the three years ended December 31, 1997 are as follows:

                                              1997         1996       1995
                                            ---------    --------   --------

Balance at Beginning of Year                $ 207,590    $206,085   $174,173
     Acquisitions                               7,110                 30,504
     Improvements                               1,099       1,505      1,408
     Dispositions                                 (14)
                                            ---------    --------   --------

Balance at end of year                      $ 215,785    $207,590   $206,085
                                            =========    ========   ========


The changes in accumulated depreciation for the three years ended
December 31, 1997 are as follows:

                                              1997         1996       1995
                                            ---------    --------   --------
Balance at Beginning of Year                $  10,907    $  6,114   $  1,762
     Depreciation for year                      4,910       4,793      4,352

                                            ---------    --------   --------
Balance at end of year                      $  15,817    $ 10,907   $  6,114
                                            =========    ========   ========

                                                         GROSS AMOUNT AT WHICH
                                                      CARRIED AT CLOSE OF PERIOD
                                         ------------------------------------------------
                                                   Buildings &               Accumulated
  STATE/TYPE ( # of properties)            Land    Improvements    Total     Depreciation
----------------------------------------  -------   ------------   --------   ----------------
CALIFORNIA:
      Free Standing Retail Properties (1) $  634   $     5,704    $  6,338   $      501

ILLINOIS:
     Community Shopping Centers (3)        4,073        37,817      41,890        3,258
     Free Standing Retail Properties (10)  1,758        25,080      26,838        2,221

INDIANA:
     Community Shopping Centers (5)        2,210        22,712      24,922        1,822
     Free Standing Retail Properties (1)                 2,260       2,260          203

KANSAS:
     Community Shopping Centers (3)        3,659         8,707      12,366          748
     Free Standing Retail Properties (8)     731         6,836       7,567          617
     Entertainment Facility (1)            1,118         3,090       4,208

MARYLAND:
      Free Standing Retail Properties (1)    282         2,711       2,993          235

MICHIGAN:
     Community Shopping Centers (3)        3,501        31,749      35,250        2,104

MISSOURI:
     Community Shopping Centers (4)          969        12,264      13,233        1,087
     Free Standing Retail Properties (1)      85           768         853           68

OHIO:
     Community Shopping Centers (1)          694         6,270       6,964          485

WISCONSIN
     Community Shopping Centers (7)        2,045        22,075      24,120        1,984
     Free Standing Retail Properties (4)     543         5,440       5,983          484
                                          -------   -----------    --------   ----------
                                         $22,302   $   193,483    $215,785   $   15,817
                                         =======   ===========    ========   ==========


                                                                              Life on Which
                                                                          Depreciation in Latest
                                            Date of             Date        Income Statement
  STATE/TYPE ( # of properties)            Construction       Acquired         is Computed
----------------------------------------    ------------     ------------  ----------------------
CALIFORNIA:
      Free Standing Retail Properties (1)      1980             6/94              40 YEARS

ILLINOIS:
     Community Shopping Centers (3)         1975 - 1989     6/94 - 11/94          40 YEARS
     Free Standing Retail Properties (10)   1967 - 1977         6/94              40 YEARS

INDIANA:
     Community Shopping Centers (5)         1973 - 1989     6/94 - 11/94          40 YEARS
     Free Standing Retail Properties (1)        1974            6/94              40 YEARS

KANSAS:
     Community Shopping Centers (3)         1974 - 1976         6/94              40 YEARS
     Free Standing Retail Properties (8)    1976 - 1978         6/94              40 YEARS
     Entertainment Facility (1)                 1997           11/97              40 YEARS

MARYLAND:
      Free Standing Retail Properties (1)       1979            6/94              40 YEARS

MICHIGAN:
     Community Shopping Centers (3)         1970 - 1987     6/94 - 9/95           40 YEARS

MISSOURI:
     Community Shopping Centers (4)         1973 - 1978         6/94              40 YEARS
     Free Standing Retail Properties (1)        1974            6/94              40 YEARS

OHIO:
     Community Shopping Centers (1)             1989           11/94              40 YEARS

WISCONSIN
     Community Shopping Centers (7)         1960 - 1979         6/94              40 YEARS
     Free Standing Retail Properties (4)    1968 - 1976         6/94              40 YEARS







ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information called for by this Item 10 is incorporated herein by reference to the information included under the captions "Election of Directors" and "Management - Directors and Executive Officers" in the Company's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders (the "Proxy Statement")

ITEM 11.  EXECUTIVE COMPENSATION

         The information called for by this Item 11 is incorporated herein by reference to the information included in the Proxy Statement under the caption "Management - Compensation of Executive Officers" and "- Compensation of Directors".

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information called for by this Item 12 is incorporated herein by reference to the information included under the caption "Security Ownership of Certain Beneficial Owners and Management Owners and Management" in the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

                                     PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

A.       The following documents are filed as part of this report:

         (a)(1)   Consolidated Financial Statements:

                  See Index to Consolidated Financial Statements and Supplementary Data on page 21 of this Annual Report on Form 10-K.

         (a)(2)   Consolidated Financial Statement Schedule:

                  See Index to Consolidated Financial Statements and Supplementary Data on page 21 of this Annual Report on Form 10-K.

         (a)(3)   Exhibits:

                  The following exhibits listed on the attached Exhibit Index are included as part of this Annual Report on Form 10-K as required by Item 601 of Regulation S-K:

         (b)      Reports on Form 8-K:
                  During the three-month period ending December 31, 1997, there were no reports on Form 8-K filed.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MALAN REALTY INVESTORS, INC.


By:/s/ Anthony S. Gramer
   ---------------------
   Anthony S. Gramer                                  Date:  March 9, 1998
   Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         Signature                                      Title                               Date

/s/Anthony S. Gramer                        Chief Executive Officer,                    March 9, 1998
------------------------
Anthony S. Gramer                           President and Director



/s/Elliott J. Broderick                     Chief Accounting Officer                    March 9, 1998
------------------------
Elliott J. Broderick


               *                            Director                                    March 9, 1998
------------------------
Robert D. Kemp, Jr.



               *                            Director                                    March 9, 1998
------------------------
William McBride III



               *                            Director                                    March 9, 1998
------------------------
William F. Pickard



               *                            Director                                    March 9, 1998
------------------------
Richard T. Walsh



*by:/s/Anthony S. Gramer
------------------------
Anthony S. Gramer, as attorney-in-fact

                          MALAN REALTY INVESTORS, INC.
                                    FORM 10-K
                                  EXHIBIT INDEX


EXHIBIT
NUMBER

   3(a) -         Amended and Restated Articles of Incorporation of Malan
                  Realty Investors, Inc. (incorporated herein by reference to Exhibit 3(a) filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 (the "1994 Second Quarter Form 10-Q")).

   3(b) - By-Laws of Malan Realty Investors, Inc. (incorporated herein by reference to Exhibit 3(b) filed with the 1994 Second Quarter Form 10-Q).

   4(a) - Indenture, dated as of June 24, 1994, between Malan Realty Investors, Inc. and The Bank of New York, as Trustee, with respect to the 9 1/2% Convertible Subordinated Debentures due 2004 (incorporated herein by reference to Exhibit 4(a) filed with the 1994 Second Quarter Form 10-Q.)

   4(b) - Indenture, dated as of June 24, 1994, between Malan Realty Investors, Inc. and IBJ Schroeder, as Trustee, with respect to the 8 1/2% Secured Convertible Notes due 2003 (incorporated herein by reference to Exhibit 4(b) filed with the 1994 Second Quarter Form 10-Q).

 *10(a) - The Malan Realty Investors, Inc. 1994 Stock Option Plan (incorporated herein by reference to Exhibit 10(a) filed with the 1994 Second Quarter Form 10-Q).

 *10(b) - Employment Agreement, dated as of June 25, 1994, between the Company and Anthony S. Gramer (incorporated herein by reference to Exhibit 10(b) filed with the 1994 Second Quarter Form 10-Q).

 10(c)  -         Note Purchase Agreement, dated as of June 24, 1994, between
                  Malan Realty Investors, Inc. and Merrill Lynch Global
                  Allocation Fund, Inc. (incorporated herein by reference to Exhibit 10(e) filed with the 1994 Second Quarter Form 10-Q).

 10(d)  -         Warrant Agreement, dated as of June 17, 1994, between Malan
                  Realty Investors, Inc. and National Westminster Bank Plc, New
                  York Branch (incorporated herein by reference to Exhibit 10(f) filed with the 1994 Second Quarter Form 10-Q).

 10(e)  -         Mortgage, Security Agreement, Assignment of Rents and
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

 10(f)  -         Registration Rights Agreement, dated as of June 24, 1994,
                  between the Company and Merrill Lynch Global Allocation Fund,
                  Inc. (incorporated herein by reference to Exhibit 10(h) filed with the 1994 Second Quarter Form 10-Q).

*10(g)  -         Malan Realty Investors, Inc. 1995 Stock Option Plan for
                  Non-Employee Directors (incorporated herein by reference to Exhibit 10(p) filed with the 1994 Form 10-K).

*10(h)  -         Malan Realty Investors, Inc. 1995 Stock Compensation Plan
                  for Non-Employee Directors (incorporated herein by reference to Exhibit 10(q) filed with the 1994 Form 10-K).

  10(i) - Purchase and Sale Agreement, dated as of April 13, 1995, between the Company and Clinton Pointe Joint Venture (incorporated herein by reference to Exhibit 10(s) filed with the 1995 First Quarter Form 10-Q).

  10(j) - Agreement of Sale and Purchase, dated as of July 18, 1995, among TG-Ford Associates and Ford Motor Land Development Corporation, collectively, and Malan Realty Investors, Inc. (incorporated herein by reference to Exhibit 10(x) filed with the 1995 Second Quarter Form 10-Q).

  10(k) - $63,000,000 Amended and Restated Credit Agreement, dated as of August 16, 1995, between Malan Realty Investors, Inc. and National Westminster Bank Plc, New York Branch (incorporated herein by reference to Exhibit 10(y) filed with the Company's Amended Quarterly Report on Form 10-Q/A for the quarter ended September 30, 1995 (the "1995 Third Quarter Form 10-Q/A")).

  10(l) - $63,000,000 Malan Mortgage Securities Trust 1995-A, Trust and Servicing Agreement, dated as of August 16, 1995, by and among Malan Depositor, Inc., as Depositor, Banker's Trust Company, as Servicer, and Marine Midland Bank, as Trustee (incorporated herein by reference to Exhibit 10(z) filed with the 1995 Third Quarter Form 10-Q/A).

 *10(m) - First Amendment to Employment Agreement, dated as of August 15, 1997 between the Company and Anthony S. Gramer

 *10(n) - Change in Control Agreement, dated as of August 15, 1997 between the Company and Michael K. Kaline

 *10(o) - Change in Control Agreement, dated as of August 15, 1997 between the Company and Elliott Broderick

  10(p) - Revolving Loan Agreement among Malan Revolver, Inc., as Company, Malan Realty Investors, Inc. as Parent and Greenwich Capital Markets, Inc. As Lender dated as of November 24, 1997

  10(q) - Agreement For Purchase of Real Estate between Brandon Associates Westland, L.L.C., "Seller" and Malan Realty Investors, Inc., "Buyer" dated as of January 29, 1998

  21              Subsidiaries

  23(A) -         Consent of  Deloitte & Touche LLP

  24              Powers of Attorney

  27              Financial Data Schedule

* A management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.