Form 10-Q
period 1998-03-31
MALAN REALTY INVESTORS INC
filed 1998-05-04
CIK 914735

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended March 31, 1998

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
              For the transition period from       to
                                             -----    ------

                         Commission file number 1-13092

                          MALAN REALTY INVESTORS, INC.
               (Exact name of registrant as specified in charter)

         Michigan                                            38-1841410
(State or other jurisdiction                              (I.R.S. Employer
 of incorporation or organization)                      Identification Number)

 30200 Telegraph Rd., Ste. 105                                  48025
       Birmingham, Michigan                                   (Zip Code)
(Address of principal executive offices)

         Registrant's telephone number, including area code: (248) 644-7110

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. YES [X] NO [ ]


         As of April 30, 1998, 3,822,051 shares of Common Stock, Par Value $.01 Per share, were outstanding.

                          MALAN REALTY INVESTORS, INC.
                                    FORM 10-Q

                                      INDEX

                                                                                                          Page

PART I            FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements

                           Balance Sheets as of March 31, 1998
                           (unaudited) and December 31, 1997                                              3

                           Statements of Operations (unaudited) for
                           the three months ended March 31, 1998 and 1997                                 4

                           Statements of Cash Flows (unaudited) for the
                           three months ended March 31, 1998 and 1997                                     5

                           Notes to Consolidated Financial Statements (unaudited)                         6-7


Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                     8-11

Item 3.           Quantitative and Qualitative Disclosures About Market Risk                              11

PART II           OTHER INFORMATION                                                                       12


SIGNATURES                                                                                                13

                  MALAN REALTY INVESTORS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                       MARCH 31,    DECEMBER 31,
                                                         1998           1997
                                                       ---------    ------------
                                                      (unaudited)
 ASSETS
  Real estate
   Land, buildings and improvements                    $ 223,710      $ 215,785
   Less: accumulated depreciation                        (17,085)       (15,817)
                                                       ---------      ---------
                                                         206,625        199,968

   Accounts receivable, net                                2,505          1,608
   Deferred financing and other                           11,876         10,705
   Cash and cash equivalents                               1,585          1,717
   Escrow deposits                                         2,014          2,140
                                                       ---------      ---------
       Total Assets                                    $ 224,605      $ 216,138
                                                       =========      =========

LIABILITIES
  Mortgages                                            $  98,739      $  88,585
  Convertible debentures                                  55,484         56,680
  Convertible notes                                       27,000         27,000
  Deferred income                                          2,150          2,102
  Accrued distributions payable                            1,620          1,620
  Accounts payable and other                               1,491            845
  Accrued property taxes                                   2,045          1,184
  Accrued interest payable                                 2,255          4,180
                                                       ---------      ---------
      Total Liabilities                                  190,784        182,196
                                                       ---------      ---------

SHAREHOLDERS' EQUITY
 Common stock ($.01 par value, 30 million shares
  authorized,  3,811,463 and 3,737,936 shares
  issued and outstanding at March 31, 1998 and
  December 31, 1997, respectively)                            38             37
 Additional paid in capital                               51,684         50,485
 Accumulated distributions in excess of net income       (17,901)       (16,580)
                                                       ---------      ---------
      Total shareholders' equity                          33,821         33,942
                                                       ---------      ---------

      Total Liabilities and
           Shareholders' Equity                        $ 224,605      $ 216,138
                                                       =========      =========



                 See Notes to Consolidated Financial Statements

                  MALAN REALTY INVESTORS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)



                                            THREE MONTHS ENDED
                                                  MARCH 31,
                                           1998             1997
                                       ------------     -----------
REVENUES
 Minimum rent                           $     6,283     $     5,983
 Percentage and overage rents                   301             304
 Recoveries from tenants                      2,399           2,513
 Interest and other income                       71              87
                                        -----------     -----------
      Total Revenues                          9,054           8,887
                                        -----------     -----------

EXPENSES
 Property operating and maintenance             736           1,065
 Other operating expenses                       347             329
 Real estate taxes                            1,957           1,919
 General and administrative                     389             394
 Depreciation and amortization                1,310           1,265
                                        -----------     -----------
     Total Operating Expenses                 4,739           4,972
                                        -----------     -----------

OPERATING INCOME                              4,315           3,915
INTEREST EXPENSE                              4,016           3,922
                                        -----------     -----------


NET INCOME (LOSS)                       $       299     ($        7)
                                        ===========     ===========


BASIC EARNINGS PER SHARE                $      0.08     $      0.00
                                        ===========     ===========

WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING                       3,784,022       3,463,806
                                        ===========     ===========

DILUTED EARNINGS PER SHARE              $      0.08     $      0.00
                                        ===========     ===========

WEIGHTED AVERAGE COMMON AND
 DILUTIVE SHARES OUTSTANDING              3,827,971       3,463,806
                                        ===========     ===========









                 See Notes to Consolidated Financial Statements

                  MALAN REALTY INVESTORS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                      Three Months Ended March 31,
                                                            1998       1997
                                                          -------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 NET INCOME (LOSS)                                       $   299      ($    7)
 Adjustments  to  reconcile  net income  (loss) to
  net cash flows  provided  by operating activities:
   Depreciation and amortization                           1,310        1,265
   Amortization of deferred financing costs                  447          383
   Directors compensation issued in stock                     12           12
   Change in operating assets and liabilities that
    used cash:
      Accounts receivable and other assets                (2,601)      (1,307)
      Accounts payable, deferred income and
       other accrued liabilities                            (370)      (2,087)
                                                         -------      -------
    Total adjustments                                     (1,202)      (1,734)
                                                         -------      -------
    NET CASH FLOWS USED FOR
     OPERATING ACTIVITIES                                   (903)      (1,741)
                                                         -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Real estate developed, acquired or improved, net
    of mortgage assumed                                   (2,037)
  Deposits to escrow                                      (4,741)      (3,408)
  Disbursements from escrow                                4,867        3,865
                                                         -------      -------
   NET CASH FLOWS PROVIDED BY (USED FOR)
    INVESTING ACTIVITIES                                  (1,911)         457
                                                         -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal repayments on mortgages                          (84)      (1,312)
  Draws on line of credit                                  4,350
  Proceeds from stock options exercised                       36            3
  Distributions to shareholders                           (1,620)      (1,472)
                                                         -------      -------
   NET CASH FLOWS PROVIDED BY (USED FOR)
    FINANCING ACTIVITIES                                   2,682       (2,781)
                                                         -------      -------

Net decrease in cash and cash equivalents                   (132)      (4,065)

Cash and cash equivalents at beginning of
  period                                                   1,717        6,966
                                                         -------      -------

Cash and cash equivalents at end of period               $ 1,585      $ 2,901
                                                         =======      =======


SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION-
   Cash paid for interest during the period              $ 5,515      $ 5,601
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

Reclassifications- Certain reclassifications have been made to prior years financial statements in order to conform with the current year presentation.

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

2.  COMPENSATION PLANS

         The activity in the Directors Stock Compensation Plan for the three months ended March 31, 1998 consisted of 678 shares issued at $17.687 per share.

         The Company has a 401(k) retirement plan (the "Plan") covering substantially all of its employees. Under the Plan, participants are able to defer, until termination of employment with the Company, up to 20% of their annual compensation. The Company intends to match a portion of the participants' contributions in an amount to be determined each year by the Company's Board of Directors. Compensation expense in connection with the Plan for the three months ended March 31, 1998 was $7,600.

3.  MORTGAGES

         In connection with the acquisition of Westland Shopping Center in Westland, Michigan in February 1998, the Company assumed a $5.9 million mortgage with Wells Fargo Bank. The mortgage calls for monthly payments of interest at the rate of 8.02% per annum and principal amortized over 30 years and is due in full November 1, 2007. Real estate taxes and insurance are required to be escrowed monthly.

3.  EARNINGS PER SHARE

         Earnings per share ("EPS") data were computed as follows (in thousands except per share amounts):

                                                                             Three Months Ended
                                                                             ------------------
                                                                              1998         1997
                                                                              ----         ----
Net income (loss)  .......................................................   $   299    $    (7)
                                                                             =======    =======

Basic EPS
Weighted-average shares outstanding ......................................     3,784      3,464
                                                                             =======    =======
Basic earnings per share .................................................   $  0.08    ($  0.0)
                                                                             =======    =======

Diluted EPS
Weighted-average shares outstanding ......................................     3,784      3,464
Shares issued upon exercise of dilutive options ..........................       267          0
Shares purchased with proceeds of options ................................      (223)         0
                                                                             -------    -------
Shares applicable to diluted earnings ....................................     3,828      3,464
                                                                             =======    =======
Diluted earnings per share ...............................................   $  0.08    ($  0.0)
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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Comparison of Three Months Ended March 31, 1998 to Three Months Ended March 31, 1997

         Total revenue increased approximately $167,000. This is primarily attributable to an increase in minimum rent of $300,000 offset by a decrease in recoveries from tenants of $114,000. The increase in minimum rent is primarily due to the acquisitions of Westland Shopping Center in Westland, Michigan in February 1998 and the Southwind Theater complex in Lawrence, Kansas in November 1997, which accounted for $236,000 of the increase. The decrease in recoveries from tenants is due to a decrease in property operating and maintenance expenses discussed below.

         Total operating expenses decreased approximately $233,000 from 1997 to 1998. Property operating and maintenance expense decreased $329,000 primarily due to lower snow removal costs in 1998. Real estate taxes increased approximately $38,000 due to the acquisitions of Westland Shopping Center and the Southwind Theater complex. Depreciation and amortization increased approximately $45,000, primarily related to depreciation on capitalized roof and parking lot expenditures incurred in the second half of 1997 and depreciation related to the acquisitions discussed above.

         Interest expense (including related amortization of deferred financing costs) increased approximately $94,000 primarily due to increased debt levels from the acquisitions, draws on the Company's lines of credit to fund acquisitions and the amortization of the deferred financing costs associated with a $25 million line of credit obtained in November 1997.

         Overall, net income increased approximately $306,000 to $299,000 in 1998 from a net loss of approximately $7,000 in 1997 primarily from the acquisitions discussed above.

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

 The following table shows the components that comprise the Company's FFO for the three months ended March 31, 1998 and 1997. The 1997 period has been restated to conform with the 1998 presentation:

                                                                     Three Months Ended March 31,
                                                                         1998          1997
                                                                     ----------------------------
                                                                            (in thousands)
 Net income (loss) ....................................................   $   299   $    (7)

  Depreciation and amortization:
  Depreciation of buildings and improvements ..........................     1,251     1,209
  Amortization of tenant allowances and tenant improvements ...........        29        26
  Amortization of leasing costs .......................................        28        23
                                                                          -------   -------
 "White Paper" FFO                                                          1,607     1,251
  Depreciation of furniture, equipment & leasehold improvements                 2         8
 Amortization of deferred financing costs included in interest expense:
  Mortgages ...........................................................       363       294
  Convertible debt ....................................................        84        88
                                                                          -------   -------
Funds From Operations .................................................   $ 2,056   $ 1,641
                                                                          =======   =======
ADDITIONAL INFORMATION:
Weighted average shares outstanding:
  Basic ...............................................................     3,784     3,464
                                                                          =======   =======
  Shares issuable upon debt conversion ................................     4,877     5,193
                                                                          =======   =======
Convertible debt interest excluding amortization of deferred financing
costs .................................................................   $ 1,896   $ 2,029
                                                                          =======   =======

LIQUIDITY AND CAPITAL RESOURCES

         Cash flow from operations is the principal source of capital to fund the Company's ongoing operations. Current efforts to increase cash flow have centered on additional acquisitions of properties and redevelopment opportunities at certain of the Company's existing properties.

         In February 1998, the Company acquired the Westland Shopping Center in Westland, Michigan for $7.925 million. Terms of the agreement included assumption of a $5.9 million, 8.02% mortgage with Wells Fargo Bank and a cash payment of $2.025 million, which was funded out of proceeds from the Company's line of credit with Greenwich Capital Markets, Inc. (the "Greenwich Capital Line"). The mortgage calls for monthly payments of interest and principal amortized over a 30-year life and is due in full in November 2007. Net operating income from the 85,000 square foot center, which has Dick's Sporting Goods and Med Max, Inc. as its anchor tenants, is anticipated to be approximately $893,000 annually.

         Construction is underway in North Aurora, Illinois on a 60,000 square foot, 17-plex theater complex to replace a freestanding Kmart whose lease expired in March 1997. Upon completion which is scheduled for July 1998, the Company will provide a construction allowance of approximately $3.9 million to the theater operator, Cinemark USA ("Cinemark") and Cinemark will subsequently ground lease the property from the Company for a base term of twenty years with an initial annual rent of approximately $746,000, plus reimbursement of real estate taxes and operating costs. The previous lease with Kmart provided approximately $126,000 annually in net cash flow. The total costs of the development to the Company are estimated to be approximately $4.3 million and are anticipated to be funded out of proceeds from the Greenwich Capital Line.

         In February 1998, construction began at the Company's property in Melrose Park, Illinois on a 58,000, 10-plex theater complex under a separate agreement with Cinemark to replace a freestanding former Builders Square building which had been vacant since 1995. Anticipated completion of the complex is November 1998. Once completed, the Company will provide a construction allowance to Cinemark of $3.8 million who will then ground lease the property for a term of twenty years with initial annual rent of approximately $963,000 plus reimbursement of real estate taxes and operating costs. Total costs of the development are estimated to be approximately $4.2 million and are anticipated to be funded out of proceeds from the Greenwich Capital Line.

         Redevelopment of the Company's existing retail center in Lawrence, Kansas is progressing. Kmart has begun the expansion and remodeling of its store which will result in an increase in rental revenue of approximately $194,000 annually. The Company has also signed a ground lease with Kohl's Corporation at the site. Kohl's is currently constructing an 80,000 square foot department store at the shopping center with an anticipated opening in October 1998. The Company also plans to develop an additional 58,000 square feet of retail space on the property. Total costs of the project is expected to be approximately $9.0 million of which $4.0 million has been incurred through March 31, 1998. The balance of the cost is anticipated to be funded with proceeds from the Greenwich Capital Line.

         The Company incurs capital expenditures in the ordinary course of business in order to maintain its properties. Such capital expenditures typically include roof, parking lot and other structural repairs, some of which are reimbursed by tenants. In 1998, the Company anticipates spending approximately $1.5 million (of which none had been incurred in the three months ended March 31, 1998) for capital expenditures to be funded primarily out of reserves required for the Company's collateralized mortgages and partially from operating cash flows.

         The Company will occasionally provide inducements such as building allowances or space improvements and/or pay leasing commissions to outside brokers in order to procure new tenants or renegotiate expiring leases with current tenants. The total cost of these expenditures in 1998 is estimated to be approximately $245,000 (of which $17,000 had been incurred in the three months ended march 31, 1998). These expenditures are generally funded by operating cash flows and increased revenues resulting from such expenditures.

         The Company anticipates that its cash flow from operations will generally be sufficient to fund its cash needs for payment of expenses, capital expenditures (other than acquisitions and redevelopments) and to maintain the Company's current distribution policy. The Company currently has $4.5 million available for temporary working capital needs on its line of credit with First Chicago NBD and approximately $11.6 million available on the Greenwich Capital Line and intends to enter into other secured and unsecured financing agreements in the future as the need arises.

         The line of credit with First Chicago NBD calls for monthly payments of interest at the rate of 200 basis points over LIBOR, is collateralized by the Company's interest in Orchard-14 Shopping Center in Farmington Hills, Michigan and is due March 31, 1999. The Greenwich Capital Line is a two year revolving line of credit which expires November 1999 and is collateralized by 16 properties owned by the Company's wholly owned subsidiary, Malan Revolver, Inc. The Greenwich Capital Line requires monthly payments of interest only at LIBOR plus 150 basis points.

         On March 31, 1998 the Company filed a Registration Statement on Form S-2 with the Securities and Exchange Commission relating to a proposed public offering of 1.5 million shares of common stock. Up to 225,000 additional shares of common stock may be offered by the underwriters from their overallotment option. The Company intends to use funds from the offering to reduce outstanding indebtedness, redevelop certain properties and for general corporate purposes, including possible acquisitions of additional properties.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

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

MALAN REALTY INVESTORS, INC.



By: /s/ Anthony S. Gramer
   ----------------------------
         Anthony S. Gramer
         Chief Executive Officer and President




By: /s/ Elliott J. Broderick
   ----------------------------
         Elliott J. Broderick
         Chief Accounting Officer




Dated: April 30, 1998

                              INDEX TO EXHIBITS


EXHIBIT NO.                             DESCRIPTION
-----------                             ------------
    27                                  Financial Data Schedule