Form 10-Q
period 1998-06-30
MALAN REALTY INVESTORS INC
filed 1998-08-11
CIK 914735

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1998

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
              For the transition period from          to
                                             --------   --------
                         Commission file number 1-13092

                          MALAN REALTY INVESTORS, INC.
               (Exact name of registrant as specified in charter)

                 Michigan                                    38-1841410
     (State or other jurisdiction                         (I.R.S. Employer
     of incorporation or organization)                 Identification Number)

      30200 Telegraph Rd., Ste. 105                             48025
         Bingham Farms, Michigan                             (Zip Code)
   (Address of principal executive offices)

         Registrant's telephone number, including area code: (248) 644-7110

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. YES [X] NO [ ]


         As of August 6, 1998, 5,143,139 shares of Common Stock, Par Value $.01 Per share, were outstanding.

                          MALAN REALTY INVESTORS, INC.
                                    FORM 10-Q

                                      INDEX

                                                                                                          PAGE
                                                                                                          ----
PART I            FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements

                           Balance Sheets as of June 30, 1998
                           (unaudited) and December 31, 1997                                              3

                           Statements of Operations (unaudited) for
                           the three months and the six months ended
                           June 30, 1998 and 1997                                                         4

                           Statements of Cash Flows (unaudited) for the
                           six months ended June 30, 1998 and 1997                                        5

                           Notes to Consolidated Financial Statements (unaudited)                         6-10


Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                     11-15

Item 3.           Quantitative and Qualitative Disclosures About Market Risk                                15

PART II           OTHER INFORMATION                                                                       16-17


SIGNATURES                                                                                                  18


                  MALAN REALTY INVESTORS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)




                                                                 JUNE 30,      DECEMBER 31,
                                                                   1998            1997
                                                              -------------    ------------
                                                               (UNAUDITED)
ASSETS
   Real estate
     Land, buildings and improvements                           $ 253,662         $ 215,785
     Less: accumulated depreciation                               (18,381)          (15,817)
                                                                ---------         ---------
                                                                  235,281           199,968

   Accounts receivable, net                                         3,634             1,608
   Deferred financing and other                                    12,216            10,705
   Cash and cash equivalents                                        4,192             1,717
   Escrow deposits                                                  2,421             2,140
                                                                ---------         ---------
          Total Assets                                          $ 257,744         $ 216,138
                                                                =========         =========

LIABILITIES
   Mortgages                                                    $ 107,474         $  88,585
   Convertible debentures                                          55,004            56,680
   Convertible notes                                               27,000            27,000
   Deferred income                                                  1,903             2,102
   Accrued distributions payable                                    2,185             1,620
   Accounts payable and other                                       2,760               845
   Accrued property taxes                                           3,294             1,184
   Accrued interest payable                                         4,218             4,180
                                                                ---------         ---------
          Total Liabilities                                       203,838           182,196
                                                                ---------         ---------

SHAREHOLDERS' EQUITY
   Common stock ($.01 par value, 30 million shares
    authorized,  5,140,375 and 3,737,936 shares
    issued and outstanding at June 30, 1998 and
    December 31, 1997, respectively)                                   51                37
    Additional paid in capital                                     73,538            50,485
    Accumulated distributions in excess of net income             (19,683)          (16,580)
                                                                ---------         ---------
          Total shareholders' equity                               53,906            33,942
                                                                ---------         ---------

          Total Liabilities and
                  Shareholders' Equity                          $ 257,744         $ 216,138
                                                                =========         =========




                 See Notes to Consolidated Financial Statements

                  MALAN REALTY INVESTORS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)




                                                     THREE MONTHS ENDED        SIX MONTHS ENDED
                                                         JUNE 30,                   JUNE 30,
                                                     1998         1997         1998         1997
                                                  ----------   ----------   ----------   ----------
REVENUES
 Minimum rent                                     $    6,704   $    5,907   $   12,987   $   11,890
 Percentage and overage rents                            305          320          606          624
 Recoveries from tenants                               2,250        2,203        4,649        4,716
 Interest and other income                                53           98          124          185
                                                  ----------   ----------   ----------   ----------
      Total Revenues                                   9,312        8,528       18,366       17,415
                                                  ----------   ----------   ----------   ----------

EXPENSES
 Property operating and maintenance                      581          554        1,317        1,619
 Other operating expenses                                396          335          743          664
 Real estate taxes                                     1,908        1,923        3,865        3,842
 General and administrative                              403          434          792          828
 Depreciation and amortization                         1,336        1,262        2,646        2,527
                                                  ----------   ----------   ----------   ----------
      Total Operating Expenses                         4,624        4,508        9,363        9,480
                                                  ----------   ----------   ----------   ----------

OPERATING INCOME                                       4,688        4,020        9,003        7,935
INTEREST EXPENSE                                       4,285        3,949        8,301        7,871
                                                  ----------   ----------   ----------   ----------


NET INCOME                                        $      403   $       71   $      702   $       64
                                                  ==========   ==========   ==========   ==========

EARNINGS PER SHARE:
  BASIC                                           $     0.10   $     0.02   $     0.18   $     0.02
                                                  ==========   ==========   ==========   ==========

  DILUTED                                         $     0.10   $     0.02   $     0.18   $     0.02
                                                  ==========   ==========   ==========   ==========

WEIGHTED AVERAGE SHARES OUTSTANDING:
  BASIC                                            3,898,900    3,465,424    3,841,777    3,464,619
                                                  ==========   ==========   ==========   ==========

  DILUTED                                          3,939,554    3,498,456    3,882,431    3,497,651
                                                  ==========   ==========   ==========   ==========


                 See Notes to Consolidated Financial Statements

                  MALAN REALTY INVESTORS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)



                                                            Six Months Ended June 30,
                                                                 1998        1997
                                                              ---------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME                                                   $    702    $     64
                                                               --------    --------
  Adjustments to reconcile net income to
    net cash flows provided by operating activities:
     Depreciation and amortization                                2,646       2,527
     Amortization of deferred financing costs                       965         786
     Forfeited interest on debt conversions                          14
     Directors compensation issued in stock                          24          24
     Change in operating assets and liabilities that
       provided (used) cash:
          Accounts receivable and other assets                   (4,316)     (2,639)
          Accounts payable, deferred income and
             other accrued liabilities                            3,864       1,761
                                                               --------    --------
       Total adjustments                                          3,197       2,459
                                                               --------    --------
       NET CASH FLOWS PROVIDED BY
         OPERATING ACTIVITIES                                     3,899       2,523
                                                               --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Real estate developed, acquired or improved, net
         of mortgage assumed                                    (32,230)       (393)
     Deposits to escrow                                          (9,554)     (7,927)
     Disbursements from escrow                                    9,273       8,014
     Proceeds from sale of land                                     240
                                                               --------    --------
       NET CASH FLOWS USED FOR
         INVESTING ACTIVITIES                                   (32,271)       (306)
                                                               --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from secondary stock offering                  21,362
     Principal repayments on mortgages                             (300)     (1,334)
     Proceeds from mortgages                                     18,000
     Debt issuance costs                                           (311)
     Draws on lines of credit                                    14,350
     Repayments on lines of credit                              (19,050)
     Proceeds from stock options exercised                           36           8
     Distributions to shareholders                               (3,240)     (2,945)
                                                               --------    --------
       NET CASH FLOWS PROVIDED BY (USED FOR)

         FINANCING ACTIVITIES                                    30,847      (4,271)
                                                               --------    --------
Net increase (decrease) in cash and cash equivalents              2,475      (2,054)

Cash and cash equivalents at beginning of
     period                                                       1,717       6,966
                                                               --------    --------

Cash and cash equivalents at end of period                     $  4,192    $  4,912
                                                               ========    ========


SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION-
   CASH PAID FOR INTEREST DURING THE PERIOD                    $  7,426    $  7,027
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

Principles of Consolidation - The accompanying consolidated financial statements include the activity of the Company and its wholly owned active subsidiaries, Malan Mortgagor, Inc., Malan Meadows, Inc., Malan Revolver, Inc. and Malan Midwest LLC. All significant inter-company balances and transactions have been eliminated.

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

2.  COMPENSATION PLANS

         The following table outlines the activity in the Company's stock option and compensation plans for the six months ended June 30, 1998:


                                         Shares     Options        Options               Issue/Exercise
             Plan                        Issued     Granted        Exercised                  Price
------------------------                 ------     -------        ---------            -----------------
Directors Stock Option Plan                           4,000          2,500              $14.50 - $17.6875

Directors Stock
Compensation Plan                        1,356                                                $ 17.6875


         The Company has a 401(k) retirement plan (the "Plan") covering substantially all of its employees. Under the Plan, participants are able to defer, until termination of employment with the Company, up to 20% of their annual compensation. The Company intends to match a portion of the participants' contributions in an amount to be determined each year by the Company's Board of Directors. Compensation expense in connection with the Plan for the six months ended June 30, 1998 was approximately $15,000.

3.       PROPERTY ACQUISITIONS

         In February 1998, the Company acquired the Westland Shopping Center in Westland, Michigan for $7.925 million (the "Westland Acquisition"). Terms of the agreement included a cash payment of $2.025 million and assumption of a $5.9 million mortgage loan.

         In May 1998, the Company completed the acquisition of 12 community shopping centers located throughout the Midwestern United States (the "Midwest Acquisition") and agreed to acquire another community shopping center located in Decatur, Illinois at a later date. Terms of the Midwest Acquisition included a cash payment of $29.470 million which was funded out of proceeds of an $18 million mortgage loan and draws on the Company's lines of credit. It is anticipated that the acquisition of the Decatur, Illinois property will be completed by November 1998 for approximately $4.2 million after the seller completes a redevelopment of the property.

         Additional information regarding the above acquisitions is as follows:

                                                                                       GROSS
ACQUISITION                                                                          LEASABLE        CAPITALIZED
   DATE                     PROPERTY                    LOCATION                       AREA             COSTS
-----------                 --------                    --------                      ------         -----------
                                                                                           (IN THOUSANDS)
                         Westland Shopping
  2/23/98                Center                        Westland, MI                      85             $  7,925

MIDWEST ACQUISITION

  5/29/98                 Wal-Mart Plaza               Champaign, IL                     11                1,110
  5/29/98                 Wal-Mart Plaza               Jacksonville, IL                  53                4,907
  5/29/98                 Wal-Mart Plaza               Crawfordsville, IN                26                2,019
  5/29/98                 Wal-Mart Plaza               Decatur, IN                       36                2,995
  5/29/98                 Wal-Mart Plaza               Huntington, IN                    13                1,171
  5/29/98                 Wal-Mart Plaza               Chanute, KS                       16                1,257
  5/29/98                 Wal-Mart Plaza               El Dorado, KS                     20                1,546
  5/29/98                 Wal-Mart Plaza               Benton Harbor, MI                 14                1,460
  5/29/98                 Wal-Mart Plaza               Owosso, MI                        60                5,127
  5/29/98                 Wal-Mart Plaza               Sturgis, MI                       12                1,241
  5/29/98                 Wal-Mart Plaza               Little Falls, MN                  13                  972
  5/29/98                 Wal-Mart Plaza               Mansfield, OH                     55                5,830
                                                                                     --------           --------
                                                                                        414             $ 37,560
                                                                                     ========           ========


4.  MORTGAGES

         In connection with the Westland Acquisition the Company assumed a $5.9 million mortgage loan with Wells Fargo Bank. The mortgage calls for monthly payments of interest at the rate of 8.02% per annum and principal amortized over 30 years and is due in full November 1, 2007. Real estate taxes and insurance are required to be escrowed monthly.

         In May 1998, simultaneously with the Midwest Acquisition, the Company obtained an $18 million mortgage loan with Bloomfield Acceptance Company. The loan is collateralized by 12 separate cross-collateralized and cross defaulted mortgages or deeds of trust on the properties which were acquired by a wholly owned subsidiary Malan Midwest, LLC. The loan calls for monthly payments of interest at the rate of 7.43% per annum and principal amortized over 30 years and is due in full May 2013. Real estate taxes and a replacement reserve of 15 cents per square foot or approximately $49,000 annually are required to be escrowed monthly.


5.  EARNINGS PER SHARE

         Earnings per share ("EPS") data were computed as follows (in thousands except per share amounts):



                                                         Three Months Ended June 30,     Six Months Ended June 30,
                                                         ---------------------------     -------------------------
                                                              1998         1997                1998       1997
                                                              ----         ----                ----       ----

Net income ................................................   $   403    $    71             $   702    $    64
                                                              =======    =======             =======    =======

Basic EPS
Weighted-average shares outstanding .......................     3,899      3,465               3,842      3,465
                                                              =======    =======             =======    =======
Basic earnings per share ..................................   $  0.10    $  0.02             $  0.18    $  0.02
                                                              =======    =======             =======    =======

Diluted EPS
Weighted-average shares outstanding -
 Basic ....................................................     3,899      3,465               3,842      3,465
Shares issued upon exercise of
dilutive options ..........................................       313        164                 313        164
Shares purchased with proceeds of
options ...................................................      (272)      (131)               (273)      (131)
                                                              -------    -------             -------    -------
Weighted average shares outstanding -
Diluted ...................................................     3,940      3,498               3,882    $ 3,498
                                                              =======    =======             =======    =======
Diluted earnings per share ................................   $  0.10    $  0.02             $  0.18    $  0.02
                                                              =======    =======             =======    =======


Diluted EPS reflects the potential dilution of securities that could share in the earnings but does not include shares issuable upon conversion of securities that would have an antidilutive effect on earnings per share.

6.       SECONDARY STOCK OFFERING

In June 1998, the Company issued 1.3 million common shares at a price of $17.75 per share (the "Secondary Offering"). Net proceeds of approximately $21.4 million after underwriting discounts and expenses were used to pay down the Company's lines of credit and for general corporate purposes including working capital.

7.       SUMMARIZED PRO FORMA INFORMATION

The following unaudited table of pro forma information has been presented as if the Secondary Offering and the Westland Acquisition and Midwest Acquisition had occurred on January 1, 1997. In management's opinion, all adjustments necessary to reflect these transactions have been made. The pro forma information is not necessarily indicative of what the actual results of operations of the Company would have been had such transactions actually occurred as of January 1, 1997, nor do they purport to represent the results of the operations of the Company for future periods (in thousands except per share amounts).


                                                              Six Months ended June 30,
                                                              1998                 1997
                                                              ----                 ----

Total revenues ......................................     $ 19,884             $ 19,505
Net income ..........................................     $  1,481             $    538
Net income per share:
      Basic .........................................     $   0.38             $   0.16
      Diluted .......................................     $   0.38             $   0.16


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Comparison of Three Months Ended June 30, 1998 to Three
Months Ended June 30, 1997

         Total revenue increased approximately $784,000, due to an increase in minimum rent of approximately $797,000 resulting primarily from the Company's acquisitions of properties. The acquisitions of a 12 shopping center portfolio located in the Midwestern United States in May 1998 (the "Midwest Acquisition"), the Westland Shopping Center in Westland, Michigan in February 1998 (the "Westland Acquisition") , and the Southwind Theater complex in Lawrence Kansas in November 1997 accounted for approximately $276,000, $223,000 and $147,000, respectively, of the increase.

         Total operating expenses increased approximately $116,000 from 1997 to 1998. Recoverable expenses which include property operating and maintenance and real estate tax expenses decreased a total of $12,000 resulting from construction period taxes capitalized on redevelopment projects. Other operating expenses increased $61,000 due to an increase in bad debt expense for the period. Depreciation and amortization increased approximately $74,000, primarily related to the above acquisitions. General and administrative expenses decreased approximately $31,000, due to decreases in payroll costs and a reduction in the premium for directors and officers insurance.

         Interest expense (including related amortization of deferred financing costs) increased approximately $336,000 due to increased debt levels from borrowings on the Company's lines of credit, long-term financings related to the acquisitions of properties and amortization of deferred financing costs on such borrowings.

         Overall, net income increased approximately $332,000 to $403,000 in 1998 primarily as a result of the acquisitions discussed above.

Comparison of Six Months Ended June 30, 1998 to Six Months Ended June 30, 1997

         Total revenue increased approximately $951,000 which is attributable to an increase in minimum rent of $1.097 million, offset by decreases in recoveries from tenants, and interest and other income totaling $146,000. The increase in minimum rent is primarily attributable to the Midwest Acquisition, the Westland Acquisition and the acquisition of the Southwind Theater which accounted for approximately $276,000, $312,000, and $293,000, respectively of the increase. Recoveries from tenants decreased primarily due to a corresponding decrease in property operating and maintenance expense discussed below. Interest and other income decreased primarily due to reduced investments resulting from the utilization of excess working capital to fund the various redevelopment projects that are currently underway.

         Total operating expenses decreased approximately $117,000. Decreases in property operating and maintenance of $302,000 was primarily attributable to lower snow removal costs in 1998. General and administrative costs decreased approximately $36,000 primarily due to a reduction in premium for the directors and officers insurance. The above decreases were offset by increases in other operating expenses, real estate tax expense and depreciation and amortization. Other operating expenses increased approximately $79,000, primarily due to an increase in bad debt expense. Real estate tax expense and depreciation and amortization expense increased approximately $23,000 and $119,000, respectively, primarily as a result of the acquisitions discussed above offset by construction period taxes capitalized on redevelopment projects.

         Interest expense (including related amortization of deferred financing costs) increased approximately $430,000 primarily due to increased debt levels from borrowings on the Company's lines of credit, long-term financing related to the acquisitions of properties and amortization of deferred financing costs on such borrowings.

         Overall, net income increased approximately $638,000 to a total of $702,000 for the six months ended primarily from the acquisitions.


FUNDS FROM OPERATIONS

         Management considers Funds From Operations ("FFO") to be an appropriate measure of performance of an equity real estate investment trust. Effective for the quarter ended June 30, 1998, the Company adopted the method of calculating FFO as prescribed by the National Association of Real Estate Investment Trusts (NAREIT) as further clarified in a 1995 opinion paper (the "White Paper"), which utilizes net income or loss excluding gains and losses from sales of property, further adjusted for certain non-cash items including depreciation and amortization of real estate assets. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs, including distributions. FFO should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity or the ability to pay distributions but rather, as a supplemental tool to be used in conjunction with these factors in analyzing the Company's overall performance.

         The primary differences between the method in which the Company previously computed FFO and the White Paper definition is in the treatment of amortization of deferred financing costs and certain depreciation expense. Also effective for the quarter ended June 30, 1998, the Company began reporting FFO on both a basic and diluted basis. The diluted basis assumes the conversion of the Company's convertible debentures and convertible notes into shares of common stock as well as other common stock equivalents including those which are antidilutive to earnings per share.

         The following table shows the components that comprise the Company's FFO for the three months and the six months ended June 30, 1998 and 1997 and a reconciliation of basic to diluted FFO. The 1997 periods have been restated to conform with the 1998 presentation (in thousands):



                                                           Three Months June 30,         Six Months June 30,
                                                           1998            1997           1998         1997
                                                           ----            ----           ----         ----

NET INCOME                                               $  403          $   71           $  702     $   64


Depreciation of buildings and improvements                1,277           1,210            2,528      2,419
Amortization of tenant allowances and
    improvements                                             29              22               57         48
Amortization of leasing costs                                28              22               57         45
                                                         ------          ------           ------     ------

FUNDS FROM OPERATIONS, BASIC                             $1,737          $1,325           $3,344     $2,576

Interest expense on convertible securities                1,884           2,030            3,781      4,058
Amortization of deferred financing costs on
   convertible securities                                    83              88              166        176
                                                         ------          ------           ------     ------

FUNDS FROM OPERATIONS, DILUTED                           $3,704          $3,443           $7,291     $6,810
                                                         ------          ------           ------     ------

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic                                                     3,899           3,465            3,842      3,465
                                                         ------          ------           ------     ------
Diluted, assuming conversion of  convertible
   securities                                             8,774           8,691            8,738      8,691
                                                         ------          ------           ------     ------


LIQUIDITY AND CAPITAL RESOURCES

         Cash flow from operations is the principal source of capital to fund the Company's ongoing operations. Current efforts to increase cash flow have centered on additional acquisitions of properties and redevelopment opportunities at certain of the Company's existing properties.

         In June 1998, the Company issued 1.3 million shares of common stock at a price of $17.75 per share. Net proceeds of $21.4 million after underwriting discounts and expenses were used to pay down the Company's lines of credit and for general corporate purposes including working capital.

         In May 1998, the Company completed the acquisition of 12 community shopping centers, each anchored by a Wal-Mart store containing a total of approximately 329,000 feet of gross leasable area ("GLA"). Total cost of the acquisition was approximately $29.6 million which was funded out of proceeds of an $18 million, 15-year, 7.43% fixed rate mortgage loan with Bloomfield Acceptance Company and funds from existing lines of credit. Terms of the loan include monthly payments of interest and principal amortized over a 30 year life totaling approximately $124,000 and escrows for real estate taxes and a reserve for replacements equal to 15 cents per square foot or approximately $49,000 annually. The loan is collateralized by 12 separate cross-collateralized and cross-defaulted mortgages or deeds of trust on the properties, which were acquired by a wholly owned subsidiary, Malan Midwest, LLC. Net operating income from the centers is anticipated to be approximately $2.9 million annually.

         As part of the purchase agreement, the Company also agreed to acquire an additional community shopping center having approximately 40,000 square feet of GLA for approximately $4.2 million. The acquisition is anticipated to be completed in November 1998 after the seller completes a redevelopment of the property.

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

         Construction is nearing completion in North Aurora, Illinois on a 60,000 square foot, 17-plex theater complex to replace a freestanding Kmart whose lease expired in March 1997. Upon completion, which is now anticipated to take place in September 1998, the Company will provide a construction allowance of approximately $3.9 million to the theater operator, Cinemark USA ("Cinemark") and, Cinemark will subsequently ground lease the property from the Company for a base term of twenty years with an initial annual rent of approximately $746,000, plus reimbursement of real estate taxes and operating costs. The previous lease with Kmart provided approximately $126,000 annually in net cash flow. The total costs of the development to the Company including capitalized interest, taxes and leasing commissions are estimated to be approximately $4.4 million and are anticipated to be funded out of proceeds from the Greenwich Capital Line.

         Construction is underway for the redevelopment of a 40,000 square foot former Kmart site in Lincoln, Illinois. Stage Stores, Inc. will lease 15,000 square feet of the building at an annual rent of approximately $69,000 for a ten year term. The Company intends to re-lease the balance of the building to other national and/or regional retailers. Total cost of renovating the building including a tenant building allowance is anticipated to be approximately $800,000 and is anticipated to be funded from the Greenwich Capital Line. The redevelopment is expected to be completed in September 1998.

         In February 1998, construction began at the Company's property in Melrose Park, Illinois on a 58,000, 10-plex theater complex under a separate agreement with Cinemark to replace a freestanding former Builders Square building which had been vacant since 1995. Completion of the complex is anticipated to take place by December 1998. Once completed, the Company will provide a construction allowance to Cinemark of approximately $3.8 million. Cinemark will then ground lease the property for a term of twenty years with initial annual rent of approximately $963,000 plus reimbursement of real estate taxes and operating costs. Total costs of the development including capitalized interest, taxes and leasing commissions are estimated to be approximately $4.5 million, and are anticipated to be funded out of proceeds from the Greenwich Capital Line.

         Redevelopment of the Company's existing retail center in Lawrence, Kansas is progressing. Kmart has begun the expansion and remodeling of its store which will result in an increase in rental revenue to the Company of approximately $194,000 annually. The Company has also signed a ground lease with Kohl's Corporation ("Kohl's") at the site. Kohl's is currently constructing an 80,000 square foot department store at the shopping center with an anticipated opening in October 1998. The Company also plans to develop an additional 58,000 square feet of retail space on the property. Total costs of the project including additional land costs is expected to be approximately $9.0 million of which $4.0 million has been incurred through June 30, 1998. The balance of the cost is anticipated to be funded with proceeds from the Greenwich Capital Line.

         The Company incurs capital expenditures in the ordinary course of business in order to maintain its properties. Such capital expenditures typically include roof, parking lot and other structural repairs, some of which are reimbursed by tenants. In 1998, the Company anticipates spending approximately $1.5 million (of which approximately $516,000 had been incurred in the six months ended June 30, 1998) for capital expenditures to be funded primarily out of reserves required for the Company's collateralized mortgages and partially from operating cash flows.

         The Company will occasionally provide inducements such as building allowances or space improvements and/or pay leasing commissions to outside brokers in order to procure new tenants or renegotiate expiring leases with current tenants. The total cost of these expenditures in 1998 excluding costs associated with the redevelopment projects discussed above is estimated to be approximately $245,000 (of which $17,000 had been incurred in the six months ended June 30, 1998). These expenditures are generally funded by operating cash flows and increased revenues resulting from such expenditures.

         The Company anticipates that its cash flow from operations will generally be sufficient to fund its cash needs for payment of expenses, capital expenditures (other than acquisitions and redevelopments) and to maintain the Company's current distribution policy. The Company currently has $4.5 million available for temporary working capital needs on its line of credit with First Chicago NBD (the "NBD Line") and approximately $20.1 million available on the Greenwich Capital Line and intends to enter into other secured and unsecured financing agreements in the future as the need arises.

         The NBD line calls for monthly payments of interest at the rate of 200 basis points over LIBOR, is collateralized by the Company's interest in Orchard-14 Shopping Center in Farmington Hills, Michigan and is due March 31, 1999. The Greenwich Capital Line is a two year revolving line of credit which expires November 1999 and is collateralized by 16 properties owned by the Company's wholly owned subsidiary, Malan Revolver, Inc. The Greenwich Capital Line requires monthly payments of interest only at LIBOR plus 150 basis points. As of August 6, 1998 $2.0 million was outstanding on the Greenwich Capital Line and nothing was outstanding on the NBD Line.

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

         NONE

Item 3:  Defaults Upon Senior Securities

         NONE

Item 4:  Submission of Matters to a Vote of Security Holders

         The following matters were submitted to a vote of the security holders of the Company at its Annual Meeting of Shareholders held on May 13, 1998.

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

         (b)      Ratification of Auditors

         The shareholders ratified the selection of Deloitte & Touche LLP as the Company's independent auditors for 1998.


                  Votes cast for ratification            3,099,116
                  Votes cast against ratification            5,614
                  Votes which abstained                      6,364

Item 5:  Other Information

         NONE

Item 6:  Exhibits and Reports on Form 8-K

         a) Exhibit Index:

                10(r) - Agreement of Sale and Purchase between Sandor
                        Development Company, as agent for sellers, and Malan Realty Investors, Inc., as buyer dated as of May 6, 1998. (incorporated herein by reference to exhibit 10(r) filed with the June 1, 1998 Amendment No. 1 to Form S-2).

                10(s) - Loan Agreement among Malan Midwest L.L.C., and
                        Bloomfield Acceptance Company, L.L.C., dated as of May 29, 1998 (incorporated herein by reference to exhibit 10(s) filed with the June 1, 1998 Amendment No. 1 to Form S-2)

                27      Financial Data Schedule              Filed with
                                                             this document
         b)  Reports on Form 8-K
                  During the three-month period ended June 30, 1998, one report was filed on form 8-K under Item 2- Acquisition or Disposition of Assets, relative to the Midwest Acquisition. This report was dated May 29, 1998 and filed June 12, 998.

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

MALAN REALTY INVESTORS, INC.



By: /s/ Anthony S. Gramer
    -------------------------------
        Anthony S. Gramer
        Chief Executive Officer and President




By: /s/ Elliott J. Broderick
    -------------------------------
        Elliott J. Broderick
        Chief Accounting Officer




Dated: August 6, 1998.

                                 Exhibit Index
                                 -------------

Exhibit No.                   Description
-----------                   -----------
    27                        Financial Data Schedule