Form 10-Q
period 1998-09-30
MALAN REALTY INVESTORS INC
filed 1998-11-12
CIK 914735

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended September 30, 1998

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
          For the transition period from                    to
                                        --------------------  ------------------

                         Commission file number 1-13092

                          MALAN REALTY INVESTORS, INC.
               (Exact name of registrant as specified in charter)

                Michigan                                 38-1841410
          (State or other jurisdiction                (I.R.S. Employer
          of incorporation or organization)         Identification Number)

       30200 Telegraph Rd., Ste. 105                       48025
         Bingham Farms, Michigan                         (Zip Code)
      (Address of principal executive offices)

      Registrant's telephone number, including area code: (248) 644-7110

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. YES [X] NO [ ]


      As of November 11, 1998, 5,167,948 shares of Common Stock, Par Value $.01 Per share, were outstanding.

                          MALAN REALTY INVESTORS, INC.
                                    FORM 10-Q

                                      INDEX


                                                                                PAGE

PART I   FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements

                Balance Sheets as of September 30, 1998
                (unaudited) and December 31, 1997                                 3

                Statements of Operations (unaudited) for
                the three months and the nine months ended
                September 30, 1998 and 1997                                       4


                Statements of Cash Flows (unaudited) for the
                nine months ended September 30, 1998 and 1997                     5

                Notes to Consolidated Financial Statements (unaudited)            6-11


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                     12-17

Item 3.  Quantitative and Qualitative Disclosures About Market Risk              17

PART II  OTHER INFORMATION                                                       18


SIGNATURES                                                                       19


                  MALAN REALTY INVESTORS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)




                                                                    SEPTEMBER 30,        DECEMBER 31,
                                                                        1998                 1997
                                                                    -------------        ------------
                                                                     (UNAUDITED)
  ASSETS
     Real estate
       Land, buildings and improvements                                $256,298            $215,785
       Less: accumulated depreciation                                   (19,810)            (15,817)
                                                                       --------            --------
                                                                        236,488             199,968

     Accounts receivable, net                                             2,805               1,608
     Deferred financing and other                                        10,212              10,705
     Cash and cash equivalents                                              329               1,717
     Escrow deposits                                                      2,200               2,140
                                                                       --------            --------
            Total Assets                                               $252,034            $216,138
                                                                       ========            ========


  LIABILITIES
     Mortgages                                                         $114,358             $88,585
     Convertible debentures                                              47,475              56,680
     Convertible notes                                                   27,000              27,000
     Deferred income                                                      1,494               2,102
     Accrued distributions payable                                        2,196               1,620
     Accounts payable and other                                           2,378                 845
     Accrued property taxes                                               2,726               1,184
     Accrued interest payable                                             2,151               4,180
                                                                       --------            --------
            Total Liabilities                                           199,778             182,196
                                                                       --------            --------

  SHAREHOLDERS' EQUITY
     Common stock ($.01 par value, 30 million shares authorized,
       5,167,948 and 3,737,936 shares issued and outstanding at
       September 30, 1998 and December 31, 1997, respectively)               52                  37
      Additional paid in capital                                         74,020              50,485
      Accumulated distributions in excess of net income                 (21,816)            (16,580)
                                                                       --------            --------
            Total shareholders' equity                                   52,256              33,942
                                                                       --------            --------
            Total Liabilities and
                    Shareholders' Equity                               $252,034            $216,138
                                                                       ========            ========



                 See Notes to Consolidated Financial Statements

                 MALAN REALTY INVESTORS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)




                                              THREE MONTHS ENDED             NINE MONTHS ENDED
                                                SEPTEMBER 30,                  SEPTEMBER 30,
                                             1998            1997            1998          1997
                                             ----            ----            ----          ----
REVENUES
 Minimum rent                           $     7,456     $     6,023     $    20,443    $    17,913
 Percentage and overage rents                    20             276             626            900
 Recoveries from tenants                      2,615           2,350           7,264          7,066
 Interest and other income                      120             138             244            323
                                        -----------     -----------     -----------    -----------
          Total Revenues                     10,211           8,787          28,577         26,202
                                        -----------     -----------     -----------    -----------

EXPENSES
 Property operating and maintenance             822             668           2,139          2,287
 Other operating expenses                       448             357           1,191          1,021
 Real estate taxes                            2,012           2,043           5,877          5,885
 General and administrative                     565             389           1,357          1,217
 Depreciation and amortization                1,469           1,271           4,115          3,798
 Loss on impairment of real estate              431                             431
                                        -----------     -----------     -----------    -----------
          Total Operating Expenses            5,747           4,728          15,110         14,208
                                        -----------     -----------     -----------    -----------

OPERATING INCOME                              4,464           4,059          13,467         11,994
INTEREST EXPENSE                              4,244           3,846          12,545         11,717
                                        -----------     -----------     -----------    -----------

NET INCOME BEFORE
 EXTRAORDINARY ITEM                             220             213             922            277

EXTRAORDINARY ITEM:
 Loss on extinguishment of debt                (156)                           (156)
                                        -----------     -----------     -----------    -----------

NET INCOME                              $        64     $       213     $       766    $       277
                                        ===========     ===========     ===========    ===========

EARNINGS PER SHARE BEFORE
 EXTRAORDINARY ITEM:
 BASIC                                  $      0.04     $      0.06     $      0.21    $      0.08
                                        ===========     ===========     ===========    ===========
 DILUTED                                $      0.04     $      0.06     $      0.21    $      0.08
                                        ===========     ===========     ===========    ===========

EXTRAORDINARY ITEM:
 BASIC                                  ($     0.03)                    ($     0.03)
                                        ===========     ===========     ===========    ===========
 DILUTED                                ($     0.03)                    ($     0.03)
                                        ===========     ===========     ===========    ===========

EARNINGS PER SHARE:
 BASIC                                  $      0.01     $      0.06     $      0.18    $      0.08
                                        ===========     ===========     ===========    ===========
 DILUTED                                $      0.01     $      0.06     $      0.18    $      0.08
                                        ===========     ===========     ===========    ===========

WEIGHTED AVERAGE SHARES OUTSTANDING:
 BASIC                                    5,153,715       3,516,407       4,283,893      3,482,075
                                        ===========     ===========     ===========    ===========
 DILUTED                                  5,185,983       3,552,374       4,316,161      3,518,042
                                        ===========     ===========     ===========    ===========







                 See Notes to Consolidated Financial Statements

                  MALAN REALTY INVESTORS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)



                                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                                                                1998         1997
                                                                                ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME                                                                  $    766     $    277
                                                                              --------     --------
  Adjustments to reconcile net income to
    net cash flows provided by operating activities:
     Depreciation and amortization                                               4,115        3,798
     Amortization of deferred financing costs                                    1,450        1,191
     Forfeited interest on debenture conversions                                    14
     Directors compensation issued in stock                                         36           36
     Loss on impairment of real estate                                             431
     Loss on extinguishment of debt                                                156
     Change in operating assets and liabilities that provided (used) cash:
          Accounts receivable and other assets                                  (2,180)      (1,890)
          Accounts payable, deferred income and
             other accrued liabilities                                             438       (2,133)
                                                                              --------     --------
       Total adjustments                                                         4,460        1,002
                                                                              --------     --------
       NET CASH FLOWS PROVIDED BY
         OPERATING ACTIVITIES                                                    5,226        1,279
                                                                              --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Real estate developed, acquired or improved, net
         of mortgage assumed                                                   (35,296)        (766)
     Deposits to escrow                                                        (14,068)     (13,226)
     Disbursements from escrow                                                  14,008       14,008
     Proceeds from sale of land                                                    240
                                                                              --------     --------
       NET CASH FLOWS PROVIDED BY (USED FOR)
         INVESTING ACTIVITIES                                                  (35,116)          16
                                                                              --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from secondary stock offering                                 21,394
     Principal repayments on mortgages                                            (416)      (1,405)
     Proceeds from mortgages                                                    18,000
     Debt issuance costs                                                          (330)
     Draws on lines of credit                                                   21,350
     Repayments on lines of credit                                             (19,050)
     Repurchase of debentures                                                   (7,059)
     Proceeds from stock options exercised                                          38            8
     Distributions to shareholders                                              (5,425)      (4,418)
                                                                              --------     --------
       NET CASH FLOWS PROVIDED BY (USED FOR)                                    28,502       (5,815)
         FINANCING ACTIVITIES                                                 --------     --------

Net (decrease) in cash and cash equivalents                                     (1,388)      (4,520)

Cash and cash equivalents at beginning of
     period                                                                      1,717        6,966
                                                                              --------     --------
Cash and cash equivalents at end of period                                    $    329     $  2,446
                                                                              ========     ========
SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION-
   CASH PAID FOR INTEREST DURING THE PERIOD                                   $ 13,639     $ 12,629
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

2.  COMPENSATION PLANS

         The following table outlines the activity in the Company's stock option and compensation plans for the nine months ended September 30, 1998:




                                         Shares    Options           Issue/Exercise         Options         Exercise
             Plan                        Issued     Granted               Price            Exercised          Price
------------------------                 ------     -------        ------------------        ---------        --------
Directors Stock Option Plan                           4,000               $17.6875             2,500       $14.375-$14.50

Directors Stock
Compensation Plan                        2,076                     $16.625 - $17.6875

Employee Stock Option Plan                           21,000               $16.625                150       $13.375

         The Company has a 401(k) retirement plan (the "Plan") covering substantially all of its employees. Under the Plan, participants are able to defer, until termination of employment with the Company, up to 20% of their annual compensation. The Company intends to match a portion of the participants contributions in an amount to be determined each year by the Company's Board of Directors. Compensation expense in connection with the Plan for the nine months ended September 30, 1998 was approximately $22,000.

3. REAL ESTATE

ACQUISITIONS

         In February 1998, the Company acquired the Westland Shopping Center in Westland, Michigan for $7.925 million (the "Westland Acquisition"). Terms of the agreement included a cash payment of $2.025 million and assumption of a $5.9 million mortgage loan.

           In May 1998, the Company completed the acquisition of 12 community shopping centers located throughout the Midwestern United States (the "Midwest Acquisition") and agreed to acquire another community shopping center located in Decatur, Illinois at a later date. Terms of the Midwest Acquisition included a cash payment of $29.470 million which was funded out of proceeds of an $18 million mortgage loan and draws on the Company's lines of credit. It is anticipated that the acquisition of the Decatur, Illinois property will be completed in December 1998 for approximately $4.2 million after the seller completes a redevelopment of the property.

         Additional information regarding the above acquisitions is as follows:

                                                               GROSS
ACQUISITION                                                   LEASABLE          CAPITALIZED
   DATE         PROPERTY           LOCATION                    AREA (SQ.FT)        COSTS
-----------     --------           --------                   -------------     -----------
WESTLAND ACQUISITION                                                (IN THOUSANDS)
 2/23/98     Westland Shopping
             Center                Westland, MI                   85                $ 7,925
MIDWEST ACQUISITION

  5/29/98       Wal-Mart Plaza   Champaign, IL                    11                  1,110
  5/29/98       Wal-Mart Plaza   Jacksonville, IL                 53                  4,907
  5/29/98       Wal-Mart Plaza   Crawfordsville, IN               26                  2,019
  5/29/98       Wal-Mart Plaza   Decatur, IN                      36                  2,995
  5/29/98       Wal-Mart Plaza   Huntington, IN                   13                  1,171
  5/29/98       Wal-Mart Plaza   Chanute, KS                      16                  1,257
  5/29/98       Wal-Mart Plaza   El Dorado, KS                    20                  1,546
  5/29/98       Wal-Mart Plaza   Benton Harbor, MI                14                  1,460
  5/29/98       Wal-Mart Plaza   Owosso, MI                       60                  5,127
  5/29/98       Wal-Mart Plaza   Sturgis, MI                      12                  1,241
  5/29/98       Wal-Mart Plaza   Little Falls, MN                 13                    972
  5/29/98       Wal-Mart Plaza   Mansfield, OH                    55                  5,830
                                                             -------                -------
                                                                 414                $37,560
                                                             =======                =======

IMPAIRMENT OF REAL ESTATE

         In accordance with Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the Company wrote down the carrying cost of its interest in a shopping center in Gary, Indiana to its net realizable value and recorded a loss on impairment of real estate of approximately $431,000 during the three months ended September 30, 1998.

4.  MORTGAGES AND DEBENTURES

         In connection with the Westland Acquisition the Company assumed a $5.9 million mortgage loan with Wells Fargo Bank. The mortgage calls for monthly payments of interest at the rate of 8.02% per annum and principal amortized over 30 years and is due in full November 1, 2007. Real estate taxes and insurance are required to be escrowed monthly.

         In May 1998, simultaneously with the Midwest Acquisition the Company obtained an $18 million mortgage loan with Bloomfield Acceptance Company. The loan is collateralized by 12 separate cross-collateralized and cross defaulted mortgages or deeds of trust on the properties, which were acquired by a wholly owned subsidiary, Malan Midwest, LLC. The loan calls for monthly payments of interest at the rate of 7.43% per annum and principal amortized over 30 years and is due in full May 2013. Real estate taxes and a replacement reserve of 15 cents per square foot or approximately $49,000 annually are required to be escrowed monthly.

         In September 1998, the Company's Board of Directors approved a plan to repurchase and retire up to $15 million aggregate principal of the Company's 9.5% Subordinated Convertible Debentures ("Debentures") due July 2004. Through September 30, 1998, the Company had repurchased $7.075 million principal of Debentures. The repurchases were funded from the Company's available working capital. Subsequent to September 30, 1998, the Company had repurchased an additional $2.55 million principal of Debentures.

5.  EARNINGS PER SHARE

         Earnings per share ("EPS") data were computed as follows (in thousands except per share amounts):


                                                                  Three Months Ended                     Nine Months Ended
                                                                  ------------------                     -----------------
                                                                     September 30,                          September 30,
                                                                     -------------                          -------------
                                                                1998                1997              1998                1997
                                                                ----                ----              ----                ----

Net income .................................................   $    64            $   213            $   766            $   277
                                                               =======            =======            =======            =======

Basic EPS
Weighted-average shares outstanding ........................     5,154              3,516              4,284              3,482
                                                               =======            =======            =======            =======
Basic earnings per share ...................................   $  0.01            $  0.06            $  0.18            $  0.08
                                                               =======            =======            =======            =======

Diluted EPS
Weighted-average shares outstanding -
basic ......................................................     5,154              3,516              4,284              3,482
Shares issued upon exercise of
dilutive options ...........................................       181                312                181                312
Shares purchased with proceeds of
options ....................................................      (149)              (276)              (149)              (276)
                                                               -------            -------            -------            -------
Weighted average shares outstanding -
diluted ....................................................     5,186              3,552              4,316            $ 3,518
                                                               =======            =======            =======            =======
Diluted earnings per share .................................   $  0.01            $  0.06            $  0.18            $  0.08
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



                                                                       Nine Months ended September 30,
                                                                       1998                  1997
                                                                       ----                  ----
Total revenues .................................................     $ 30,095             $ 29,467
Net income .....................................................     $  1,545             $  1,084
Net income per share:
      Basic ....................................................     $    .39             $    .31
      Diluted ..................................................     $    .39             $    .31



                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Comparison of Three Months Ended September 30, 1998 to Three Months Ended September 30, 1997

         Total revenue increased approximately $1.424 million primarily due to an increase in minimum rent and recoveries from tenants of approximately $1.433 million and $265,000, respectively, resulting primarily from the Company's acquisitions of properties. The acquisitions of a 12 shopping center portfolio in May 1998 (the "Midwest Acquisition"), the Westland Shopping Center in February 1998 (the "Westland Acquisition"), and the Southwind Theater complex in Lawrence Kansas in November 1997, accounted for approximately $755,000, $223,000 and $147,000, respectively, of the increase. The increases were offset by a net decrease in percentage rents of approximately $256,000 due to the implementation of a new accounting pronouncement discussed below.

         Total operating expenses increased approximately $1.019 million from 1997 to 1998. Property operating and maintenance expense and depreciation and amortization increased approximately $154,000, and $198,000, respectively, primarily due to the acquisitions discussed above. General and administrative expense and other property operating expenses increased approximately $176,000 and $91,000, respectively, primarily due to increased personnel costs. A loss on impairment of real estate of approximately $431,000 was incurred in the three months ended September 30, 1998 due to the write down of the Company's interest in a shopping center in Gary, Indiana to its net realizable value in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, " Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of."

         Interest expense (including related amortization of deferred financing costs) increased approximately $398,000 due to increased debt levels from borrowing on the Company's lines of credit, long-term financing related to the acquisitions of properties and amortization of deferred financing costs on such borrowings.

         As a result of a plan, (the "Convertible Debenture Repurchase Plan"), to repurchase and retire up to $15 million aggregate principal of the Company's 9.5% Subordinated Convertible Debentures ("Debentures") due July 2004, the Company incurred a loss on extinguishment of debt of $156,000 related to the repurchase of $7.075 million principal of Debentures, primarily from the write off of deferred financing costs associated with the retired debt.

         Overall, net income decreased approximately $149,000 to $64,000 in 1998 primarily as a result of an increase in operating income from acquisitions offset by losses incurred from the write down of real estate assets and the extinguishment of debt.

Comparison of Nine Months Ended September 30, 1998 to Nine Months Ended September 30, 1997

         Total revenue increased approximately $2.375 million which is attributable to an increase in minimum rent and recoveries from tenants of approximately $2.530 million and $198,000, respectively, offset by decreases in percentage rent and interest and other income of approximately $274,000 and $79,000, respectively. The increase in minimum rent is primarily attributable to additional revenues resulting from the Midwest Acquisition, the Westland Acquisition and the Southwind Theater which accounted for approximately $1.030 million, $536,000, and $440,000, respectively, of the increase. Recoveries from tenants increased approximately $198,000 primarily due to increased recoveries of real estate tax expenses and tenant utility charges. Percentage rent decreased approximately $274,000 due to the implementation of a new accounting pronouncement discussed below. Interest and other income decreased primarily due to nonrecurring lease termination income received in 1997 and lower amounts of investable working capital in 1998 due to funding of ongoing redevelopment projects.

         Total operating expenses increased approximately $902,000. A decrease in property operating and maintenance of $148,000 was primarily attributable to lower snow removal costs in 1998. Other operating expenses and general and administrative expenses increased approximately $170,000 and $140,000, respectively, primarily due to increased personnel costs and additional bad debt expense. Depreciation and amortization expense increased approximately $317,000 primarily as a result of the acquisitions discussed above. A loss on impairment of real estate of approximately $431,000 was incurred in 1998 due to the write down of the Company's interest in a shopping center in Gary, Indiana to its net realizable value in accordance with SFAS No. 121.

         As a result of the Convertible Debenture Repurchase Plan, the Company incurred a loss on extinguishment of debt of $156,000 in 1998 related to the repurchase of $7.075 principal of Debentures, primarily from the write off of deferred financing costs associated with the retired debt.

         Interest expense (including related amortization of deferred financing costs) increased approximately $828,000 primarily due to increased debt levels from borrowing on the Company's lines of credit, long-term financing related to the acquisitions of properties and amortization of deferred financing costs on such borrowing.

         Overall, net income increased approximately $489,000 to a total of $766,000 for the nine months ended September 30, 1998 primarily as a result of an increase in operating income from acquisitions offset by losses incurred from the write down of real estate assets and the extinguishment of debt.

Impact of Recently Adopted Accounting Standard

         In May 1998, the Emerging Issues Task Force of the Financial Accounting Standards Board issued EITF 98-9, "Accounting for Contingent Rents in Interim Financial Periods." EITF 98-9 defers the recognition of contingent rental income until the specified target that triggers the contingent rental income is achieved. The effect of reporting after the effective date of May 22, 1998 will be to delay the recognition of percentage rental income until the lease year end of each tenant whose lease contains such clauses. The effect of the change required by EITF 98-9 was to reduce percentage and overage rents approximately $284,000 in both the three months and nine months ended September 30, 1998.

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

FUNDS FROM OPERATIONS

         Management considers Funds From Operations ("FFO") to be an appropriate measure of performance of an equity real estate investment trust. Effective beginning with the quarter ended June 30, 1998, the Company adopted the method of calculating FFO as prescribed by the National Association of Real Estate Investment Trusts (NAREIT) as further clarified in a 1995 opinion paper (the "White Paper") which utilizes net income or loss excluding gains and losses from sales of property and debt restructuring, further adjusted for certain non-cash items including depreciation and amortization of real estate assets and other nonrecurring items. It is the opinion of the management that reduction for, or inclusion of these items, is not meaningful in evaluating income-producing real estate which, in general, has historically not depreciated. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs, including distributions. FFO should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity or the ability to pay distributions but rather, as a supplemental tool to be used in conjunction with these factors in analyzing the Company's overall performance.

         The primary differences between the method in which the Company previously computed FFO and the White Paper definition is in the treatment of amortization of nonrecurring deferred financing costs and certain depreciation expense. Also effective with the quarter ended June 30, 1998, the Company began reporting FFO on both a basic and diluted basis. The diluted basis assumes the conversion of the Company's convertible debentures and convertible notes into shares of common stock as well as other common stock equivalents including those which are antidilutive to earnings per share.

         The following table shows the components that comprise the Company's FFO for the three months and the nine months ended September 30, 1998 and 1997 and a reconciliation of basic to diluted FFO. The 1997 periods have been restated to conform with the 1998 presentation (in thousands):



                                               Three Months September 30,          Nine Months September 30,
                                                 1998              1997             1998               1997
                                               -------           -------           -------           -------
NET INCOME                                     $    64           $   213           $   766           $   277
Depreciation of buildings and improvements       1,411             1,215             3,940             3,634
Amortization of tenant allowances and
    improvements                                    28                24                85                72
 Amortization of leasing costs                      29                24                85                69
Loss on impairment of real estate                  431                                 431
Loss on extinguishment of debt                     156                                 156
                                               -------           -------           -------           -------
FUNDS FROM OPERATIONS, BASIC                   $ 2,119           $ 1,476           $ 5,463           $ 4,052

Interest expense on convertible securities       1,854             1,922             5,635             5,980
Amortization of deferred financing costs on
   convertible securities                           78                87               244               263
                                               -------           -------           -------           -------

FUNDS FROM OPERATIONS, DILUTED                 $ 4,051           $ 3,485           $11,342           $10,295
                                               -------           -------           -------           -------
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic                                            5,154             3,516             4,284             3,482
                                               -------           -------           -------           -------
Diluted, assuming conversion of  convertible
   securities                                    9,951             8,695             9,141             8,694
                                               -------           -------           -------           -------


LIQUIDITY AND CAPITAL RESOURCES

         Cash flow from operations is the principal source of capital to fund the Company's ongoing operations. Current efforts to increase cash flow have centered on additional acquisitions of properties and redevelopment opportunities at certain of the Company's existing properties.

         In June 1998, the Company issued 1.3 million shares of common stock at a price of $17.75 per share. Net proceeds after underwriting discounts and expenses of $21.4 million were used to pay down the Company's lines of credit and for general corporate purposes including working capital.

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

          In May 1998, the Company completed the acquisition of 12 community shopping centers, each anchored by a Wal-Mart store and having approximately 329,000 feet of gross leasable area ("GLA"). Total cost of the acquisition was approximately $29.6 million which was funded out of proceeds of an $18 million, 15-year, 7.43% fixed rate mortgage loan with Bloomfield Acceptance Company and funds from existing lines of credit. Terms of the loan include monthly payments of interest and principal amortized over a 30 year life totaling approximately $124,000 and escrows for real estate taxes and a reserve for deferred maintenance equal to 15 cents per square foot or approximately $49,000 annually. The loan is collateralized by 12 cross-collateralized and cross-defaulted mortgages or separate deeds of trust on the properties which were acquired by a wholly owned subsidiary, Malan Midwest, LLC. Net operating income from the centers is anticipated to be approximately $2.9 million annually.

         As part of the purchase agreement, the Company also agreed to acquire an additional community shopping center having approximately 40,000 square feet of GLA for approximately $4.2 million. The acquisition is anticipated to be completed in December 1998 after the seller completes a redevelopment and expansion of the property to approximately 56,000 square feet.

Redevelopments

         In September 1998, construction was completed on a 61,000 square foot, 17-plex theater complex in North Aurora, Illinois to replace a freestanding Kmart whose lease expired in March 1997. In November 1998 the Company provided a construction allowance of approximately $3.9 million to the theater operator, Cinemark USA ("Cinemark") who is ground leasing the property for a base term of twenty years with an initial annual rent of approximately $746,000, plus reimbursement of real estate taxes and operating costs. The previous lease with Kmart provided approximately $126,000 annually in net cash flow. The total costs of the development to the Company including capitalized interest, taxes and leasing commissions were approximately $4.4 million and were funded out of proceeds from the Greenwich Capital Line.

         The Company completed the redevelopment of a 40,000 square foot former Kmart site in Lincoln, Illinois in September 1998. Stage Stores, Inc. is leasing 15,000 square feet of the building at an annual rent of approximately $69,000 for a ten year term. The Company intends to re-lease the balance of the building to other national and/or regional retailers. Total cost of renovating the building including a tenant building allowance was approximately $860,000 which was funded from the Greenwich Capital Line.

         In February 1998, construction began at the Company's property in Melrose Park, Illinois on a 58,000, 10-plex theater complex under a separate agreement with Cinemark to replace a freestanding former Builders Square building which had been vacant since 1995. Completion of the complex is anticipated to take place in December 1998. Once completed, the Company will provide a construction allowance to Cinemark of approximately $3.8 million. Cinemark will then ground lease the property for a term of twenty years with initial annual rent of approximately $963,000 plus reimbursement of real estate taxes and operating costs. Total costs of the development including capitalized interest, taxes and leasing commissions are estimated to be approximately $4.5 million, and are anticipated to be funded out of proceeds from the Greenwich Capital Line.

         Redevelopment of the Company's existing retail center in Lawrence, Kansas is progressing. In October 1998, Kohls' Corporation ("Kohls' ") completed construction of an 80,000 square foot department store at the center. Kohls' is ground leasing the property for a 20 year term at an initial annual rent of $360,000 with increases after 10 and 15 years, respectively, plus reimbursement of real estate taxes and operating costs. The expansion and remodeling of the Kmart store at the center which will result in an increase in rental revenue to the Company of approximately $194,000 annually is anticipated to be completed in December 1998. The Company also plans to develop approximately 60,000 square feet of additional retail space on the property in 1999. Total cost of the project, including additional land acquired previously, is expected to be approximately $9.0 million of which $5.3 million has been incurred through September 30, 1998. The balance of the cost is anticipated to be funded with proceeds from the Greenwich Capital Line.

          Another former Kmart store in Arkansas City, Kansas is being subdivided and redeveloped to accommodate a 24,000 square foot Ace Hardware store. The Company has entered into a lease with Westlake Hardware, Inc. for a term of 10 years at an annual rent of approximately $56,000 plus reimbursement of real estate taxes and operating expenses. Cost of the redevelopment is estimated to be approximately $591,000 and is anticipated to be funded from the Greenwich Capital Line. A Spring 1999 completion date is anticipated.

Capital Expenditures

         The Company incurs capital expenditures in the ordinary course of business in order to maintain its properties. Such capital expenditures typically include roof, parking lot and other structural repairs, some of which are reimbursed by tenants. In 1998, the Company anticipates spending approximately $915,000 (of which approximately $386,000 had been incurred in the nine months ended September 30, 1998) for capital expenditures to be funded primarily out of reserves required for the Company's collateralized mortgages and partially from operating cash flows.

         The Company will occasionally provide inducements such as building allowances or space improvements and/or pay leasing commissions to outside brokers in order to procure new tenants or renegotiate expiring leases with current tenants. The total cost of these expenditures in 1998 excluding costs associated with the redevelopment projects discussed above is estimated to be approximately $243,000 (of which $109,000 had been incurred in the nine months ended September 30, 1998). These expenditures are generally funded by operating cash flows and increased revenues resulting from such expenditures.

Working Capital

         In June 1998, Elias Brothers Restaurants, Inc., an outlot tenant at the Company's community shopping center in Owosso, Michigan, exercised an option to purchase its demised premises. Net proceeds from the sale of approximately $240,000 were used to pay down a portion of the balance on the existing mortgage and for working capital.

          In September 1998, the Company's Board of Directors approved the Convertible Debenture Repurchase Plan, a plan to repurchase and retire up to $15 million aggregate principal of the Company's 9.5% Subordinated Convertible Debentures due July 2004. Through September 30, 1998, the Company had repurchased $7.075 million principal of Debentures . The repurchases were funded from the Company's available working capital. Subsequent to September 30, 1998, the Company had repurchased an additional $2.55 million principal of Debentures.

           The Company has entered into a letter of intent to sell its interest in the Miller Mall, a 130,000 square foot shopping center in Gary, Indiana. A definitive purchase agreement for the property is expected to be executed in the Fourth Quarter 1998. It is anticipated that net proceeds from a sale will be approximately $700,000 and will be used to pay down outstanding indebtedness.

         The Company anticipates that its cash flow from operations will generally be sufficient to fund its cash needs for payment of expenses, capital expenditures (other than acquisitions and redevelopments) and to maintain the Company's current distribution policy. The Company currently has $4.5 million available for temporary working capital needs on its line of credit with First Chicago NBD (the "NBD Line") and approximately $17.9 million total available on the Greenwich Capital Line and intends to enter into other secured and unsecured financing agreements in the future as the need arises.

         The NBD Line calls for monthly payments of interest at the rate of 200 basis points over LIBOR, is collateralized by the Company's interest in Orchard-14 Shopping Center in Farmington Hills, Michigan and is due March 31, 1999. The Greenwich Capital Line is a revolving line of credit which expires November 1999 and is collateralized by 16 properties owned by the Company's wholly owned subsidiary, Malan Revolver, Inc. The Greenwich Capital Line requires monthly payments of interest only at LIBOR plus 150 basis points. As of November 11, 1998, approximately $15 million was outstanding on the Greenwich Capital Line and there were no outstanding borrowings on the NBD Line.

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

MALAN REALTY INVESTORS, INC.




   By: /s/ Anthony S. Gramer
      --------------------------------------------
         Chief Executive Officer and President




   By: /s/  Elliott J. Broderick
      --------------------------------------------
         Chief Accounting Officer




Dated: November 12, 1998

                                 Exhibit Index
                                 -------------

Exhibit No.                    Description
-----------                    -----------
    27                         Financial Data Schedule
