Form 10-K405
period 1998-12-31
MALAN REALTY INVESTORS INC
filed 1999-03-19
CIK 914735

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 1998

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

       Registrant's telephone number, including area code: (248) 644-7110

           Securities registered pursuant to Section 12(b) of the Act:

           Title of Each Class                      Name of Each Exchange on Which Registered
          ---------------------                     -----------------------------------------
 Common Stock, Par Value $0.01 Per Share                     New York Stock Exchange

     91/2% Convertible Subordinated
           Debentures due 2004                               New York Stock Exchange

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. YES [X] NO [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K: [X]

    The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $65,321,000 (computed on the basis of $14.0625 per share), which was the last sale price on the New York Stock Exchange on February 26, 1999. (For this computation, the Registrant has excluded the market value of all shares of its Common Stock reported as beneficially owned by executive officers and directors of the Registrant; such exclusion shall not be deemed to constitute admission that any such person is an "affiliate" of the Registrant.)

    As of February 26, 1999, 5,168,742 shares of Common Stock, Par Value $0.01 Per Share, and $44,925,000 aggregate principal 9 1/2% Convertible Subordinated Debentures due 2004, were outstanding.

                   LIST OF DOCUMENTS INCORPORATED BY REFERENCE

    Part III of this Form 10-K incorporates by reference information from the Registrant's definitive proxy statement for the annual shareholders' meeting to be held in 1999, which is to be filed with the Securities and Exchange Commission within 120 days of the close of Registrant's fiscal year.

                                TABLE OF CONTENTS

                                                                                                                 PAGE
                                                                                                                ------
                                                           PART I
Item 1.    Business...........................................................................................     4
Item 2.    Properties.........................................................................................     5
Item 3.    Legal Proceedings..................................................................................     7
Item 4.    Submission of Matters to a Vote of Security Holders................................................     7

                                                           PART II

Item 5.    Market for Registrant's Common Stock and Related Stockholder Matters...............................     8
Item 6.    Selected Financial Data............................................................................     8
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations..............     10
Item 7a.   Quantitative and Qualitative Disclosure About Market Risk..........................................     14
Item 8.    Consolidated Financial Statements and Supplementary Data...........................................     15
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...............     32

                                                          PART III

Item 10.   Directors and Executive Officers of the Registrant.................................................     32
Item 11.   Executive Compensation.............................................................................     32
Item 12.   Security Ownership of Certain Beneficial Owners and Management.....................................     32
Item 13.   Certain Relationships and Related Transactions.....................................................     32

                                                             PART IV

Item 14.   Exhibits, Consolidated Financial Statement Schedules, and Reports on Form 8-K......................     33
Signatures ...................................................................................................     34

                                     PART I

ITEM 1. BUSINESS

    Malan Realty Investors, Inc. (the "Company") is a self-administered and self-managed real estate investment trust ("REIT") engaged in the ownership, management, leasing, acquisition, development and redevelopment of commercial retail properties. The Company's operating units are comprised of approximately 66 commercial retail properties. All financial results are aggregated into one operating segment since the properties have similar economic characteristics. The Company also manages properties owned by unrelated third parties on a limited basis.

    The Company is one of the original developers of properties for Kmart Corporation ("Kmart") and ranks among the leading operators of shopping centers in the United States. Since its initial public offering ("IPO") in 1994, the Company has maintained a strategy of reducing the Kmart concentration of its portfolio by acquiring shopping centers anchored by national retailers other than Kmart. Subsequent acquisitions include 18 community shopping centers anchored by, or containing as a tenant, Wal-Mart Corporation. ("Wal-Mart"), three community shopping centers located in Michigan having other national retailers as the major tenant, and a 12-plex cinema complex leased and operated by a major national motion picture company. In addition, two of the Company's properties previously anchored by Kmart were redeveloped into multiplex cinema complexes. These two theaters, completed in September 1998 and March 1999, respectively, are operated by Cinemark USA ("Cinemark"), which is the nation's sixth leading theater operator.

    At the time of the IPO Kmart represented 60.1% of the Company's rental income and 77.5% of the gross leasable area within the Company's portfolio. In 1998, approximately 35.5% of the Company's rental income was derived from Kmart and at December 31, 1998 50.9% of its gross leasable area was leased to Kmart. Wal-Mart accounted for approximately 6.0% of the Company's rental income in 1998 and approximately 6.5% of its gross leasable area at December 31, 1998. The Company's total gross leasable area has grown from approximately 4.7 million square feet at the time of the IPO to approximately 6.2 million currently.

    Objectives of the Company include maximizing growth and enhancing the value of its portfolio through effective operating, acquisition, development and financing strategies and management policies. The Company believes that attractive opportunities exist to increase rental revenues through effective leasing and management of the properties in its portfolio. The Company has demonstrated its ability to create additional value through the acquisition and redevelopment of existing community shopping centers, freestanding retail stores and entertainment facilities, as well as the development of new commercial properties in selected geographical markets with an emphasis on small to medium-sized communities where such properties can be positioned among the leading centers in their respective trade area.

    The Company's primary target area is the Midwestern United States; however management is aware that attractive opportunities may exist outside of this geographic area and the Company may pursue such opportunities if management believes they will enhance overall shareholder value. In addition, certain of the properties owned by the Company have parcels of undeveloped land which are available for future development. The Company will also pursue certain expansion opportunities available within the current portfolio.

    The Company is taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). As a REIT, the Company generally is not subject to federal income taxes to the extent it distributes at least 95% of its real estate investment trust taxable income (as defined in the Code) to its shareholders.

    The Company presently has 22 full time employees and believes that its relationship with its employees is good.

ITEM 2. PROPERTIES

                                              OWNERSHIP             YEAR                           GROSS
                                              INTEREST           DEVELOPED                       LEASABLE       PERCENT
                                             (EXPIRATION             OR          LAND AREA      AREA (GLA)      LEASED
PROPERTY                                   INCL. OPTIONS)        REDEVELOPED      (ACRES)      (SQ. FT.) (A)    OF GLA
-------------------------------------------------------------------------------------------------------------------------
CALIFORNIA (1)
Kmart, Colma, CA                                  Fee               1980          8.29             94,282         100%

ILLINOIS (15)
Bricktown Square, Chicago, IL                     Fee               1987         26.00            306,433          97%





Wal-Mart Plaza, Champaign, IL                     Fee               1994          1.00             11,458         100%
Kmart, Chicago, IL                                Fee               1977          8.51             96,268         100%
Kmart, Fairview Heights, IL                Ground Lease (2051)      1976         12.65             96,268         100%
Kmart, Franklin Park, IL                          Fee               1975          9.84             96,268         100%
Wal-Mart Plaza, Jacksonville, IL                  Fee               1995          6.89             52,880         100%
Kmart, Lansing, IL                                Fee               1976         10.48             96,268         100%
Lincoln, IL                                       Fee               1975          4.86             39,797         100%

Kmart, Loves Park, IL                      Ground Lease (2026)      1971         12.50            106,084         100%
Cinemark Theatre, Melrose Park, IL         Ground Lease (2048)      1998         10.90             66,747         100%
Kmart, New Lenox, IL                              Fee               1977          8.72             88,580         100%
Tinseltown 17, North Aurora, IL                   Fee               1998         11.36             65,416         100%
Kmart, Rockford, IL                               Fee               1971         10.70            110,471         100%
Sherwood Plaza, Springfield, IL                   Fee               1975         13.85            125,101          97%
Woodriver Plaza, Woodriver, IL                    Fee               1987         19.40            147,470         100%

INDIANA (9)
Wal-Mart Plaza, Crawfordsville, IN                Fee               1996         11.32             25,750          80%
Clifty Crossing, Columbus, IN                     Fee               1989         19.90            190,919          95%

Wal-Mart Plaza, Decatur, IN                       Fee               1997          5.80             36,300         100%
Miller Mall, Gary, IN                      Ground Lease (2048)      1973         17.95            129,914           9%
Wal-Mart Shops, Huntington, IN                    Fee               1995          1.00             12,485         100%
Broadway Center, Merrillville, IN                 Fee               1974         19.89            177,692          93%
Flatrock Village, Rushville, IN                   Fee               1988         14.00             73,608          98%
Kmart, Valparaiso, IN                      Ground Lease (2050)      1974          9.61             93,592         100%
Cherry Tree Plaza, Washington, IN                 Fee               1988         20.60            143,682          98%

                                              ANCHOR TENANTS
                                            (LEASE EXPIRATION/
PROPERTY                                    OPTION EXPIRATION)
--------------------------------------------------------------------------
CALIFORNIA (1)
Kmart, Colma, CA                                Kmart (2011/2061)

ILLINOIS (15)
Bricktown Square, Chicago, IL                Toys "R" Us (2013/2038)
                                             Kids "R" Us (2014/2039)
                                              Marshall's (2000/2015)
                                              Sportmart (2003/2018)
                                           Cineplex-Odeon (2008/2018)
                                           Frank's Nursery (2009/2029)
Wal-Mart Plaza, Champaign, IL                Wal-Mart (B)/Sam's Club (B)
Kmart, Chicago, IL                              Kmart (2011/2061)
Kmart, Fairview Heights, IL                     Kmart (2001/2051)
Kmart, Franklin Park, IL                        Kmart (2011/2061)
Wal-Mart Plaza, Jacksonville, IL             Wal-Mart (B)/Country Mkt. (B)
Kmart, Lansing, IL                              Kmart (2011/2061)
Lincoln, IL                                Stage Dept. Store (2009/2019)
                                                Staples (2009)
Kmart, Loves Park, IL                           Kmart (2011/2026)
Cinemark Theatre, Melrose Park, IL         Cinemark USA (2019/2036)
Kmart, New Lenox, IL                            Kmart (2011/2061)
Tinseltown 17, North Aurora, IL            Cinemark USA (2018/2033)
Kmart, Rockford, IL                             Kmart (2011/2061)
Sherwood Plaza, Springfield, IL                 Kmart (2011/2061)
Woodriver Plaza, Woodriver, IL               Wal-Mart (2007/2037)

INDIANA (9)
Wal-Mart Plaza, Crawfordsville, IN               Wal-Mart (B)
Clifty Crossing, Columbus, IN                Wal-Mart (2009/2039)
                                           Jay C Foods (2009/2034)
Wal-Mart Plaza, Decatur, IN                      Wal-Mart (B)
Miller Mall, Gary, IN                       Wing Wah (2002/2007)
Wal-Mart Shops, Huntington, IN                   Wal-Mart (B)
Broadway Center, Merrillville, IN               Kmart (2011/2061)
Flatrock Village, Rushville, IN              Wal-Mart (2008/2038)
Kmart, Valparaiso, IN                           Kmart (2011/2050)
Cherry Tree Plaza, Washington, IN            Wal-Mart (2008/2038)
                                           Jay C Foods (2008/2033)

                                           OWNERSHIP              YEAR                           GROSS
                                           INTEREST            DEVELOPED                       LEASABLE       PERCENT
                                          (EXPIRATION              OR         LAND AREA       AREA (GLA)      LEASED
PROPERTY                                INCL. OPTIONS)         REDEVELOPED     (ACRES)       (SQ. FT.) (A)    OF GLA
------------------------------------------------------------------------------------------------------------------------
KANSAS (14)
Ace Hardware, Arkansas City, KS               Fee                  1976         4.41             39,797          56%
Wal-Mart Plaza, Chanute, KS                   Fee                  1995         1.00             15,447          92%
Wal-Mart Outparcel, El Dorado, KS             Fee                  1996         1.70             20,000          84%
Big Lots, Emporia, KS                         Fee                  1976         6.55             39,797         100%
Food Bonanza, Garden City, KS                 Fee                  1977         5.60             39,797         100%
Great Bend, KS                                Fee                  1977         5.41             55,552
Orscheln Farm Supply, Hayes, KS               Fee                  1977         4.96             40,050         100%

Food 4 Less, Independence, KS                 Fee                  1976         4.12             39,797         100%
Pine Ridge Plaza, Lawrence, KS                Fee                  1974        31.57            187,033         100%

Southwind Theater, Lawrence, KS               Fee                  1997         7.89             42,497         100%
Standard Supply, Liberal, KS                  Fee                  1977         4.57             40,279         100%
Kmart, Salina, KS                             Fee                  1978        16.00             87,406         100%
Kmart, Topeka, KS                      Ground Lease (2049)         1974        13.93            108,960          77%
South City Center, Wichita, KS                Fee                  1976        13.74            130,380         100%

MARYLAND (1)
Kmart, Forestville, MD                        Fee                  1979         8.00             84,180         100%

MICHIGAN (7)
Wal-Mart Outlot Shops,                        Fee                  1995         1.30             14,280         100%
   Benton Harbor, MI
Orchard-14, Farmington Hills, MI              Fee                  1973        11.49            139,670          98%
Clinton Pointe Shopping Center,               Fee                  1992        11.72            135,330          92%
   Clinton Township, MI

The Shops at Fairlane Meadows,                Fee                  1987        17.73            137,508         100%
   Dearborn, MI


Wal-Mart Plaza, Owosso, MI                    Fee                  1996        10.00             60,324         100%
Wal-Mart Plaza, Sturgis, MI                   Fee                  1994         1.00             12,000         100%
Westland Shopping Center,                     Fee                  1996         6.99             85,000         100%
   Westland, MI
MINNESOTA (1)
Wal-Mart Plaza, Little Falls, MN              Fee                  1996         1.00             12,456         100%

MISSOURI (5)
Kmart, Cape Girardeau, MO                     Fee                  1974         5.68             79,856         100%
Kmart, Jefferson City, MO                     Fee                  1973         9.76            124,798         100%
Prairie View Plaza, Kansas City, MO    Ground Lease (2050)         1975         3.24            104,490          96%
Levitz Furniture, Manchester, MO              Fee                  1977        14.89            117,255          98%
Kmart Plaza, Springfield, MO                  Fee                  1978         7.41             98,878         100%


                                          ANCHOR TENANTS
                                        (LEASE EXPIRATION/
PROPERTY                                OPTION EXPIRATION)
----------------------------------------------------------------------

KANSAS (14)
Ace Hardware, Arkansas City, KS        Westlake Hdwe. (2009/2019)
Wal-Mart Plaza, Chanute, KS                   Wal-Mart (B)
Wal-Mart Outparcel, El Dorado, KS             Wal-Mart (B)
Big Lots, Emporia, KS                     Big Lots (2002/2007)
Food Bonanza, Garden City, KS           Food Bonanza (2002/2029)
Great Bend, KS                                   (C)
Orscheln Farm Supply, Hayes, KS          Orscheln Farm Supply
                                              (2004/2014)
Food 4 Less, Independence, KS           Food 4 Less (2001/2026)
Pine Ridge Plaza, Lawrence, KS             Kmart (2011/2061)
                                            Kohl's (2019/2055)
Southwind Theater, Lawrence, KS        Hollywood Theaters (2017/2027)
Standard Supply, Liberal, KS             Standard Supply (2003/2013)
Kmart, Salina, KS                             Kmart (2011/2061)
Kmart, Topeka, KS                             Kmart (2011/2049)
South City Center, Wichita, KS                Kmart (2011/2061)

MARYLAND (1)
Kmart, Forestville, MD                        Kmart (2011/2061)

MICHIGAN (7)
Wal-Mart Outlot Shops,                     Wal-Mart (B)/Lowe's (B)
   Benton Harbor, MI
Orchard-14, Farmington Hills, MI              Kmart (2011/2061)
Clinton Pointe Shopping Center,             OfficeMax (2007/2017)
   Clinton Township, MI                  Sports Authority (2017/2067)
                                                  Target (B)
The Shops at Fairlane Meadows,               Best Buy (2009/2024)
   Dearborn, MI                             Kids "R" Us (2003/2018)
                                                   Target (B)
                                                  Mervyn's (B)
Wal-Mart Plaza, Owosso, MI                        Wal-Mart (B)
Wal-Mart Plaza, Sturgis, MI                       Wal-Mart (B)
Westland Shopping Center,                Dick's Sporting Goods (2011)
   Westland, MI
MINNESOTA (1)
Wal-Mart Plaza, Little Falls, MN                  Wal-Mart (B)

MISSOURI (5)
Kmart, Cape Girardeau, MO                      Kmart (2011/2061)
Kmart, Jefferson City, MO                      Kmart (2011/2061)
Prairie View Plaza, Kansas City, MO            Kmart (2011/2050)
Levitz Furniture, Manchester, MO          Levitz Furniture (2004/2056)
Kmart Plaza, Springfield, MO                   Kmart (2011/2061)

                                      OWNERSHIP          YEAR                          GROSS
                                      INTEREST        DEVELOPED                      LEASABLE       PERCENT        ANCHOR TENANTS
                                     (EXPIRATION          OR         LAND AREA      AREA (GLA)      LEASED       (LEASE EXPIRATION/
PROPERTY                           INCL. OPTIONS)     REDEVELOPED     (ACRES)      (SQ. FT.) (A)    OF GLA       OPTION EXPIRATION)
------------------------------------------------------------------------------------------------------------------------------------
OHIO (2)
Wal-Mart Plaza, Mansfield, OH            Fee             1998         3.90             55,316          97%          Wal-Mart (B)
Shannon Station, Van Wert, OH            Fee             1989        20.20            145,607          99%      Wal-Mart (2009/2039)
                                                                                                                Roundy's (2010/2030)
WISCONSIN (11)
Kmart Plaza, Ft. Atkinson, WI            Fee             1979         8.90             88,608         100%        Kmart (2004/2054)
Kmart, Green Bay, WI                     Fee             1974        11.59            118,988         100%        Kmart (1999/2049)
Country Fair Shopping Center,            Fee             1974        10.50            152,165          92%        Kmart (2011/2061)
   Hales Corners, WI
Kmart, Janesville, WI                    Fee             1968        13.78            104,000         100%        Kmart (2003/2038)
Kmart Plaza, Kenosha, WI                 Fee             1973         9.95            119,726         100%        Kmart (2011/2061)
Westland Plaza, Madison, WI              Fee             1978        12.40            122,534          99%        Kmart (2002/2053)
Kmart, Madison, WI                       Fee             1968        12.53            106,058         100%        Kmart (2002/2022)
Northway Mall, Marshfield, WI     Ground Lease (2022)    1978        21.63            288,245          95%        Kmart (2011/2022)
                                                                                                                JCPenney (1999/2019)
                                                                                                                Younkers (2004/2019)
Kmart, Milwaukee, WI                     Fee             1971        11.23            117,791         100%        Kmart (2011/2061)
Kmart, Oshkosh, WI                       Fee             1968        10.00            104,000         100%        Kmart (2003/2038)
Kmart, Stevens Point, WI                 Fee             1972         8.00            109,197         100%        Kmart (2011/2061)
                                                                                    ---------
   Total                                                                            6,208,785
                                                                                    =========


(A) Includes only Company owned square footage.
(B) These stores and the underlying pads are owned and managed by third parties not related to the Company.
(C) The lease on this property was terminated effective November 1, 1995 as part of an agreement with Kmart and the property is currently vacant.

ITEM 3. LEGAL PROCEEDINGS

    In the ordinary course of business, the Company is involved in routine litigation. However, there are no material legal proceedings presently pending against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    The Company's common stock is listed on the New York Stock Exchange under the symbol "MAL". As of February 26, 1999 the Company had approximately 223 stockholders of record. The following table sets forth, for the periods indicated, the high and low sales price as reported on the New York Stock Exchange, the dividends declared and paid by the Company per common share for each such period, and the income tax treatment of such distributions:

                                                                                       ORDINARY          RETURN
                                                                                       TAXABLE             OF
1997                               HIGH              LOW              DIVIDENDS        DIVIDEND          CAPITAL
--------------                 ------------      ------------      -------------      -----------        -------
First Quarter................  $      17.13      $      15.88      $      0.425             -%            100.0%
Second Quarter...............  $      18.38      $      16.38             0.425             -             100.0
Third Quarter................  $      18.00      $      16.88             0.425             -             100.0
Fourth Quarter...............  $      19.56      $      17.19             0.425             -             100.0
                                                                   ------------
                                                                   $      1.70
                                                                   ============
1998
--------------
First Quarter................  $      18.31      $      17.31      $      0.425            30.9%           69.1%
Second Quarter...............  $      18.13      $      17.13             0.425            30.9            69.1
Third Quarter................  $      17.75      $      16.25             0.425            30.9            69.1
Fourth Quarter...............  $      17.75      $      14.50             0.425            30.9            69.1
                                                                   ------------
                                                                   $      1.70
                                                                   ============

    The Company has paid regular quarterly distributions to its shareholders of $.425 per share ($1.70 per share on an annualized basis) on the Common Stock since the completion of the IPO. The Company intends to continue to declare quarterly distributions to its shareholders. However, distributions by the Company are determined by the Board of Directors and will depend on the Company's actual results of operations, cash flows from operations, economic conditions and other factors, such as debt service requirements, cash requirements, including the repayment or refinancing of indebtedness, capital expenditure requirements, including improvements to and expansions of existing properties, the development of additional properties, and such other factors as the Board of Directors deems relevant.

ITEM 6. SELECTED FINANCIAL DATA

    The following table sets forth selected financial data for the Company and its predecessor, on a historical basis. Malan's predecessor is not a legal entity but rather a combination of the principal real estate properties of a partnership, Bricktown Square Associates ("BTS"), and the real estate management operations of an affiliated S-Corporation, Malan Construction Company ("MCC"), which managed the operations of BTS. Because of the commonality of ownership and management, the financial results of operations of MCC and BTS are presented on a combined basis. On June 24, 1994, MCC completed its IPO and began operating as a real estate investment trust under the name of Malan Realty Investors, Inc.

    The selected financial data of the Company for the year ended December 31, 1994 consists of the operations of Malan's predecessor for the period beginning January 1 through June 23, 1994 combined with the operations of Malan Realty Investors, Inc. from June 24 through December 31, 1994. The selected financial data after June 23, 1994 includes the effects of the IPO and related property acquisitions. The following data should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in the Form 10-K.

                             SELECTED FINANCIAL DATA

                      (in thousands, except per share data)

                                                                          YEARS ENDED DECEMBER 31,
                                                   ------------------------------------------------------------------
                                                      1998          1997         1996         1995           1994
                                                   ----------   ----------   ----------     ----------    -----------
OPERATING DATA
Revenues
   Rental income...............................    $   28,084   $   24,092   $  23,836      $   22,100    $   11,029
   Percentage and overage rents................         1,215        1,177       1,164             963           573
   Recoveries from tenants.....................         9,954        9,271       9,340           8,662         4,577
                                                   ----------   ----------   ---------      ----------    ----------
   Total rental revenues.......................        39,253       34,540      34,340          31,725        16,179
   Management and leasing fees.................            47           47          48              50           899
   Interest and other income...................           264          396         575             472           299
                                                   ----------   ----------   ---------      ----------    ----------
Total revenues.................................        39,564       34,983      34,963          32,247        17,377

Operating expenses
  Property operating and maintenance...........         2,876        2,867       2,769           1,961           823
  Other operating expenses.....................         1,615        1,493       1,481           1,216           841
  Real estate taxes............................         8,134        7,891       7,715           7,511         4,251
  General and administrative...................         2,068        1,545       1,664           1,463         1,488
  Depreciation and amortization................         5,633        5,068       4,920           4,597         2,125
  Impairment of real estate....................           431
                                                   ----------   ----------   ---------      ----------    ----------
Total operating expenses.......................        20,757       18,864      18,549          16,748         9,528
                                                   ----------   ----------   ----------     ----------    ----------
Operating income...............................        18,807       16,119      16,414          15,499         7,849
Interest expense...............................        16,770       15,576      15,815          13,749         6,477
                                                   ----------   ----------   ---------      ----------    ----------
Income before minority interest and
  extraordinary item...........................         2,037          543         599           1,750         1,372
Minority interest in partnership...............                                                                  151
                                                   ----------   ----------   ---------      ----------    ----------
Income before extraordinary item...............         2,037          543         599           1,750         1,523
Extraordinary item:
  Loss on extinguishment of debt...............          (191)
                                                   ----------   ----------   ---------      ----------    ----------
Net income.....................................    $    1,846   $      543   $     599      $    1,750    $    1,523
                                                   ==========   ==========   =========      ==========    ==========
Basic and diluted earnings per share...........    $     0.41   $     0.15   $    0.17      $     0.49    $     0.72
                                                   ==========   ==========   =========      ==========    ==========
Weighted-average basic shares..................         4,507        3,546       3,464           3,547         2,114
                                                   ==========   ==========   =========      ==========    ==========
Weighted-average diluted shares (1)............         4,524        3,591       3,475           3,547         2,114
                                                   ==========   ==========   =========      ==========    ==========
CASH FLOW DATA
Cash flows provided by operating activities....    $   10,069   $    5,149   $   7,117      $    8,541    $    9,369
Cash flows used for investing activities.......       (40,627)      (8,216)     (2,162)        (33,337)     (144,307)
Cash flows provided by (used for)
  financing activities.........................        31,739       (2,182)     (7,084)         22,142       145,589
                                                   ----------   ----------   ---------      ----------    ----------
  Net Increase (decrease) in cash and cash
    equivalents ...............................    $    1,181   $  (5,249)   $  (2,129)     $   (2,654)   $   10,651
                                                   ==========   ==========   =========      ==========    ==========
OTHER DATA
Funds from operations (2):
Basic..........................................    $    8,094   $    5,581   $   5,467      $    6,310    $    3,567
                                                   ==========   ==========   =========      ==========    ==========
Diluted........................................    $   15,697   $   13,846   $  13,937      $   14,897    $    8,098
                                                   ==========   ==========   =========      ==========    ==========
Cash distributions declared per basic
  common share.................................    $     1.70   $     1.70   $    1.70      $     1.70    $     0.85
                                                   ==========   ==========   =========      ==========    ==========
Total gross leasable area at period end........         6,209        5,653       5,707           5,695         5,407
                                                   ==========   ==========   =========      ==========    ==========

                                                                            DECEMBER 31,
                                                   -----------------------------------------------------------------
                                                      1998          1997         1996         1995           1994
                                                   ----------   ----------   ---------      ----------    ----------
BALANCE SHEET DATA
Real estate, before accumulated depreciation....   $  261,783   $  215,785   $ 207,590      $  206,085    $  174,173
Total assets....................................      256,837      216,138     217,852         223,360       192,184
Mortgage indebtedness...........................      122,279       88,585      83,643          83,734        43,123
Convertible debentures..........................       44,925       56,680      61,285          61,285        63,795
Convertible notes...............................       27,000       27,000      27,000          27,000        27,000
Shareholders' equity............................       51,237       33,942      34,993          41,243        48,091

(1) In accordance with Statement of Financial Accounting Standards, No. 128, "Earnings per Share", conversion of all of the debt securities would be antidilutive and as such are not included in the weighted-average diluted shares reported above.

(2) Management considers funds from operations ("FFO") to be an appropriate measure of performance of an equity real estate investment trust. The Company calculates FFO as net income or (loss) excluding gains and losses from sales of property, further adjusted for certain non-cash items including depreciation and amortization of real estate assets. It is the opinion of management that reduction for or inclusion of these items is not meaningful in evaluating income-producing real estate which, in general, has historically not depreciated. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs, including distributions. FFO should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity or the ability to pay distributions but rather as a supplemental tool to be used in conjunction with these factors in analyzing the Company's overall performance. See "Funds From Operations" in Item 7-"Management's Discussion and Analysis of Financial Condition and Results of Operations." Diluted FFO assumes the conversion of all debt securities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The following discussion should be read in conjunction with the "Selected Financial Data" and the Company's consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K.

RESULTS OF OPERATIONS

Comparison of Year Ended December 31, 1998 to Year Ended December 31, 1997

    Total revenue increased approximately $4.581 million which is attributable to increases in minimum rent and recoveries from tenants of approximately $3.992 million and $683,000, respectively resulting primarily from the Company's acquisitions of properties. The acquisitions of a 12 shopping center portfolio in May 1998, the Westland Shopping Center in February 1998, and the Southwind Theater complex in Lawrence, Kansas in November 1997, accounted for approximately $2.130 million, $852,000 and $630,000, respectively, of the increase in revenues. Interest and other income decreased approximately $132,000 primarily due to nonrecurring lease termination income received in 1997 and lower amounts of working capital available for investment in 1998 due to funding of ongoing redevelopment projects.

    Total operating expenses increased approximately $1.893 million. Other operating expenses and general and administrative expenses increased approximately $122,000 and $523,000, respectively, primarily due to increased compensation expense. Real estate taxes and depreciation and amortization expense increased approximately $243,000 and $565,000, respectively, primarily as a result of the acquisitions discussed above. A loss on impairment of real estate of approximately $431,000 was recorded in 1998 due to the reduction of the Company's carrying value in a shopping center in Gary, Indiana to its net realizable value.

    As a result of a plan (the "Convertible Debenture Repurchase Plan") to repurchase and retire up to $15 million aggregate principal of the Company's 9.5% Subordinated Convertible Debentures ("Debentures") due July 2004, the Company incurred an extraordinary loss on extinguishment of debt of $191,000 primarily from the charge off of deferred financing costs associated with the retired debt. The Company had repurchased $9.625 million principal of Debentures through December 31, 1998.

    Interest expense (including related amortization of deferred financing costs) increased approximately $1.194 million primarily due to increased debt levels from borrowing on the Company's lines of credit, long-term financing related to the acquisitions of properties and amortization of deferred financing costs on such borrowings. Interest capitalized as part of the cost of redevelopment projects totaled $447,000 in 1998 and 50,000 in 1997.

    Overall, net income increased approximately $1.303 million to $1.846 million primarily as a result of an increase in operating income from acquisitions offset by losses incurred from the write down of real estate assets and the extinguishment of debt.

Comparison of Year Ended December 31, 1997 to Year Ended December 31, 1996

    Total revenue increased approximately $20,000 which is attributable to increases in minimum and percentage rents of approximately $269,000 offset by decreases in recoveries from tenants of approximately $69,000 and interest and other income of $180,000. The increases in rents are primarily attributable to additional revenues from the acquisition of the Southwind Theater in Lawrence, Kansas and to the re-leasing and re-tenanting of two vacant former Kmart buildings in late 1996 offset by revenues lost due to the termination of Kmart's lease at North Aurora, Illinois. Increases in percentage rents of approximately $13,000 are attributable to increases in sales for Kmart and Wal-Mart, the Company's two largest tenants, offset by a decrease resulting from the loss of a nonrecurring percentage rent of approximately $80,000 received from a tenant in 1996. The decrease in interest and other income resulted primarily from brokerage commissions and lease termination income earned in 1996 as well as decreased levels of cash available for investment resulting from the utilization of $1.25 million of cash reserves to satisfy the repayment of the balance on a mortgage collateralized by The Shops at Fairlane Meadows, ("Fairlane Meadows") in Dearborn, Michigan. The resulting decrease in interest income is partially offset by a decrease in interest expense on the mortgage.

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

Year 2000 Date Conversion

    Certain computer systems that have time-sensitive programs may not properly recognize the year 2000 which could result in major system failures or miscalculations. The Company has developed a high-level plan to address the risks posed by the Year 2000 issue which includes the testing of internal systems and inquiry of third parties with which the Company conducts business including major tenants, vendors, contractors and creditors. The Company is in the process of obtaining written confirmation of Year 2000 readiness from third parties. Implementation and testing of Year 2000 remedies for all critical systems have begun and are expected to be conducted throughout 1999 in sufficient time to correct any additional Year 2000 issues that may be identified.

    There are Year 2000 issues that will generally affect all businesses including the Company, such as the Year 2000 compliance of public utility companies and governmental agencies. If such issues occur, then there could be an interruption in, or failure of, the Company's normal business activities, that could have a material adverse effect on the Company's operations, liquidity and financial condition. At this time, there is insufficient information to evaluate the likelihood of such an occurrence.

    While the Company would generally expect to manage business interruptions relating to Year 2000 issues in a manner similar to other potential interruption issues encountered in the regular course of business, the Company is developing certain contingency plans relating specifically to Year 2000 issues. For example, the current contingency plan would allow the Company to operate for a short period of time without the intervention of computers. The Company intends to modify its contingency plans as necessary as it progresses with its Year 2000 project. However, the contingency plans are expected to provide relief only for short periods, after which there could be an interruption in, or failure of, the Company's normal business activities, that could have a material adverse effect on the Company's operations, liquidity and financial condition. The Company does not expect the costs to address the Year 2000 issue to be material.

Impact of Recently Adopted Accounting Principles

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. This Statement is not expected to have a material impact on the Company's consolidated financial statements. This Statement is effective for fiscal years beginning after June 15, 1999.

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

The following table shows the components that comprise the Company's FFO for each of the three years ended December 31, 1998. Prior periods have been restated to conform with the 1998 presentation (in thousands).

                                                                                        YEARS ENDED DECEMBER 31,
                                                                          1998                   1997                    1996
                                                                      -----------             -----------             ----------
Net income..........................................................  $     1,846             $       543             $      599
Depreciation and Amortization:
    Depreciation of buildings and improvements......................        5,399                   4,845                  4,766
    Amortization of tenant allowances and improvements..............          113                      97                     46
    Amortization of leasing costs...................................          114                      96                     56
Loss on impairment of real estate...................................          431
Loss on extinguishment of debt......................................          191
                                                                      -----------             -----------             ----------
Funds From Operations, Basic........................................        8,094                   5,581                  5,467

Interest expense on convertible securities..........................        7,287                   7,916                  8,117
Amortization of deferred financing costs on
  convertible securities............................................          316                     349                    353
                                                                      -----------             -----------             ----------
Funds From Operations, Diluted......................................  $    15,697             $    13,846             $   13,937
                                                                      -----------             -----------             ----------
Weighted-average shares outstanding:
    Basic...........................................................        4,507                   3,546                  3,464
                                                                      -----------             -----------             ----------
    Diluted.........................................................        4,524                   3,591                  3,475
                                                                      -----------             -----------             ----------
    Diluted, assuming conversion of convertible securities..........        9,206                   8,704                  8,669
                                                                      -----------             -----------             ----------

LIQUIDITY AND CAPITAL RESOURCES

    Cash flow from operations is the principal source of capital to fund the Company's ongoing operations. Current efforts to increase cash flow have centered on additional acquisitions of properties and redevelopment opportunities at certain of the Company's existing properties

Acquisitions

    In February 1998, the Company acquired the Westland Shopping Center in Westland, Michigan for $7.925 million. Terms of the agreement included assumption of a $5.9 million, 8.02% mortgage with Wells Fargo Bank and a cash payment of $2.025 million, which was funded out of proceeds from the Company's line of credit with Greenwich Capital Markets, Inc. (the "Greenwich Capital Line").

    In May 1998, the Company completed the acquisition of 12 community shopping centers, each anchored by a Wal-Mart store and having approximately 329,000 feet of gross leasable area ("GLA"). Total cost of the acquisition was approximately $29.6 million which was funded out of proceeds of an $18 million, 15-year, 7.43% fixed rate mortgage loan with Bloomfield Acceptance Company and funds from existing lines of credit. The loan is collateralized by 12 cross-collateralized and cross-defaulted mortgages or separate deeds of trust on the properties which were acquired by a wholly owned subsidiary, Malan Midwest, LLC. As part of the purchase agreement, the Company acquired an additional community shopping center in Decatur, Illinois in January 1999. The 45,000 square foot center was acquired for $4.68 million which was funded out of the Company's line of credit with NBD First Chicago (the "NBD Line") and from available cash reserves.

Redevelopments

    In September 1998, construction was completed on a 61,000 square foot, 17-plex theater complex in North Aurora, Illinois to replace a freestanding former Kmart building. In November 1998 the Company provided a construction allowance of approximately $3.9 million to the theater operator, Cinemark USA ("Cinemark"). The property is being leased by Cinemark under a ground lease with a base term of twenty years. The total costs of the development to the Company including capitalized interest, taxes and leasing commissions were approximately $4.4 million and were funded out of proceeds from the Greenwich Capital Line.

    The Company completed the redevelopment of a 40,000 square foot former Kmart site in Lincoln, Illinois in September 1998. Stage Stores, Inc. is leasing 15,000 square feet of the building. Total cost of renovating the building including a tenant building allowance was approximately $860,000 which was funded from the Greenwich Capital Line. In January 1999, the Company entered into a lease with Staples, Inc. for the balance of the building.

    In March 1999, construction was completed at the Company's property in Melrose Park, Illinois on a 61,000, 10-plex theater complex under a separate agreement with Cinemark to replace a freestanding former Builders Square building which had been vacant since 1995. The Company provided a construction allowance to Cinemark of approximately $3.9 million which was funded out of available cash reserves. Total costs of the development including capitalized interest, taxes and leasing commissions are estimated to be approximately $4.6 million.

    Phase I of the Company's redevelopment of its existing retail center in Lawrence, Kansas is completed. In October 1998, Kohl's Corporation ("Kohl's") completed construction of an 80,000 square foot department store at the center. The expansion and remodeling of the Kmart store at the center was completed in December 1998. The Company also plans a second phase of redevelopment which includes the construction of approximately 60,000 square feet of additional retail space on the property in 1999. Total cost of the project, including additional land acquired previously, is expected to be approximately $9.0 million of which $5.9 million has been incurred through December 31, 1998. The balance of the cost is anticipated to be funded with proceeds from the Company's lines of credit.

    Another former Kmart store in Arkansas City, Kansas is being subdivided and redeveloped to accommodate a 24,000 square foot Ace Hardware store. Cost of the redevelopment is estimated to be approximately $591,000 and is anticipated to be funded from the Greenwich Capital Line. A Spring 1999 completion date is anticipated.

Capital Expenditures

    The Company incurs capital expenditures in the ordinary course of business in order to maintain its properties. Such capital expenditures typically include roof, parking lot and other structural repairs, some of which are reimbursed by tenants. In 1998, the Company incurred $745,000 for capital expenditures which were funded primarily out of reserves required for the Company's collateralized mortgages and partially from operating cash flows. Approximately $1.1 million is anticipated to be incurred in 1999 for capital expenditures, also to be funded from similar sources.

    The Company will occasionally provide inducements such as building allowances or space improvements and/or pay leasing commissions to outside brokers in order to procure new tenants or renegotiate expiring leases with current tenants. The total cost of these expenditures in 1998 excluding costs associated with the redevelopment projects discussed above was $324,000. These expenditures are generally funded by operating cash flows and increased revenues resulting from such expenditures. In 1999, the Company anticipates spending approximately $333,000 on such expenditures.

Sources of Capital

    In June 1998, the Company issued 1.3 million shares of common stock at a price of $17.75 per share. Net proceeds after underwriting discounts and expenses totaled $21.5 million and were used to pay down the Company's lines of credit and for general corporate purposes including working capital.

    In June 1998, Elias Brothers Restaurants, Inc., which was an outlot tenant at the Company's community shopping center in Owosso, Michigan, exercised an option to purchase its demised premises. Net proceeds from the sale of approximately $240,000 were used to pay down a portion of the balance on the existing mortgage and for working capital.

    The Company has entered into a letter of intent to sell its interest in the Miller Mall, a 130,000 square foot shopping center in Gary, Indiana. The sale is anticipated to close in March 1999. Net proceeds from a sale of approximately $600,000 are anticipated to be used to pay down outstanding indebtedness.

    The Company has entered into an agreement to sell its property in Colma, California for approximately $7.7 million. The property is currently included as collateral for the Company's Securitized Mortgage Loan. Net proceeds from the sale after payments required for release of the property from the collateral pool and selling expenses are anticipated to be approximately $3.4 million and are anticipated to be used for general corporate purposes including payment of other debt and working capital. The sale is expected to be completed in March 1999.

    The Company has outstanding as of December 31, 1998 and 1997 $44.925 million and $56.680 million, respectively of, Debentures and $27 million of Convertible Notes (the "Notes"), which are convertible into shares of Common Stock at a price of $17.00 per share. The Debentures carry a rating of B3 from Moody's Investors Services, Inc. During 1998, $2.142 million aggregate principal of Debentures were converted into 125,286 shares of Common Stock. Through December 31, 1998, the Company had made repurchases under the Convertible Debentures Repurchase Plan of $9.65 million principal of Debentures which were funded from available working capital.

    The Company anticipates that its cash flow from operations will generally be sufficient to fund its cash needs for payment of expenses, capital expenditures (other than acquisitions and redevelopments) and to maintain the Company's current distribution policy. The Company currently has two lines of credit available for temporary working capital needs and intends to enter into other secured and unsecured financing agreements in the future as the need arises.

    The NBD Line calls for monthly payments of interest at the rate of 200 basis points over LIBOR, is collateralized by the Company's interest in Orchard-14 Shopping Center in Farmington Hills, Michigan and is due March 31, 1999. The Greenwich Capital Line is a revolving line of credit which expires November 1999 and is collateralized by 16 properties owned by the Company's wholly owned subsidiary, Malan Revolver, Inc. The Greenwich Capital Line requires monthly payments of interest only at LIBOR plus 150 basis points. Amounts outstanding as of February 26, 1999 under the Greenwich Capital Line and the NBD Line were $17.8 million and $4.5 million, respectively which was the total borrowing available under each line.

    The Company is in the process of renegotiating and extending the NBD Line and is in discussions with several lenders to replace the Greenwich Capital Line and obtain permanent financings on several of its unencumbered properties. The Company intends to reduce its outstanding Debentures and related interest costs by making repurchases of these securities in the open market and replacing them with lower cost, fixed rate financings.

    The Company's major tenant, Kmart, accounted for approximately 35.6% of its gross revenue and 35.5% of its base minimum rent in 1998. Since its IPO, the Company has substantially reduced its exposure to Kmart through acquisitions and redevelopments of properties, lease termination agreements with Kmart and the assumption of certain Kmart sublease agreements. At the IPO, Kmart accounted for approximately 60.1% of the Company's annualized base minimum rents.

    Each of the above statements regarding future revenues or expenses may be a "forward-looking statement" within the meaning of the Securities Exchange Act of 1934. Such statements are subject to important factors that could cause actual results to differ materially from those in the forward-looking statement, including the factors set forth in the Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    The Company has exposure to interest rate risk on its debt obligations and interest rate instruments. Based on the Company's outstanding variable rate debt at December 31, 1998, a one percent increase or decrease in interest rates would decrease or increase, respectively, the Company's earnings and cash flows by approximately $223,000 on an annualized basis.

    Based on the Company's consolidated debt and interest rates in effect at December 31, 1998, a one percent increase or decrease in interest rates would decrease or increase the fair value of debt by approximately $2.5 million.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                      INDEX

                                                                                                                         PAGE
                                                                                                                        NUMBER
                                                                                                                        ------
Independent Auditors' Report.............................................................................................  16
Consolidated Balance Sheets as of December 31, 1998 and 1997.............................................................  17
Consolidated Statements of Operations for Each of the Three Years in the Period Ended December 31, 1998..................  18
Consolidated Statements of Shareholders' Equity for Each of the Three Years in the Period Ended December 31, 1998........  19
Consolidated Statements of Cash Flows for Each of the Three Years in the Period Ended December 31, 1998..................  20
Notes to Consolidated Financial Statements...............................................................................  21
Consolidated Financial Statement Schedule III--Real Estate and Accumulated Depreciation..................................  30

    Schedules other than the one above are omitted because they are not applicable, not required, or the information required to be set forth therein is included in the consolidated financial statements or the notes thereto.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




/s/DELOITTE & TOUCHE LLP
Detroit, Michigan
January 28, 1999

                  MALAN REALTY INVESTORS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                        (in thousands, except share data)

                                                                                             DECEMBER 31,
                                                                                      1998                 1997
                                                                                    ---------           --------
ASSETS
     Real Estate (Notes 2 and 9):
         Land....................................................................   $  28,178           $ 22,302
         Buildings and improvements..............................................     233,605            193,483
                                                                                    ---------           --------
            Total................................................................     261,783            215,785
            Less: accumulated depreciation.......................................     (21,286)           (15,817)
                                                                                    ---------           --------
            Total................................................................     240,497            199,968
     Other Assets:
         Accounts receivable (net of allowance of $140 and $78 at
           December 31, 1998 and 1997)...........................................       1,662              1,608
         Deferred financing and other............................................       9,450             10,705
         Cash and cash equivalents...............................................       2,898              1,717
         Escrow deposits (Note 2)................................................       2,330              2,140
                                                                                    ---------           --------
            TOTAL ASSETS.........................................................   $ 256,837           $216,138
                                                                                    =========           ========
LIABILITIES
     Mortgages (Note 2)..........................................................   $ 122,279           $ 88,585
     Convertible debentures (Note 2).............................................      44,925             56,680
     Convertible notes (Note 2)..................................................      27,000             27,000
     Deferred income.............................................................       1,160              2,102
     Accrued distributions payable...............................................       2,200              1,620
     Accounts payable and other..................................................       2,871                845
     Accrued property taxes......................................................       1,265              1,184
     Accrued interest payable....................................................       3,900              4,180
                                                                                    ---------           --------
            Total liabilities....................................................     205,600            182,196
                                                                                    =========           ========
COMMITMENTS AND CONTINGENCIES (NOTE 4)

SHAREHOLDERS' EQUITY (NOTES 3, 7 AND 8)
     Common stock ($.01 par value, 30 million shares authorized, 5,168,742 and 3,737,936 shares issued and outstanding as of
         December 31, 1998 and 1997).............................................          52                 37
     Additional paid in capital..................................................      74,117             50,485
     Accumulated distributions in excess of net income...........................     (22,932)           (16,580)
                                                                                    ---------           --------
            Total shareholders' equity...........................................      51,237             33,942
                                                                                    ---------           --------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..............................   $ 256,837           $216,138
                                                                                    =========           ========



                 See Notes to Consolidated Financial Statements

                  MALAN REALTY INVESTORS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    (in thousands, except per share amounts)

                                                                                         YEARS ENDED DECEMBER 31,
                                                                                 1998              1997              1996
                                                                              ---------          ---------         --------
REVENUES
  Minimum rent (Note 4)...................................................    $  28,084          $  24,092         $ 23,836
  Percentage and overage rents............................................        1,215              1,177            1,164
  Recoveries from tenants.................................................        9,954              9,271            9,340
  Interest and other income...............................................          311                443              623
                                                                              ---------          ---------         --------
     (Total Revenues).....................................................       39,564             34,983           34,963
                                                                              ---------          ---------         --------
EXPENSES
  Property operating and maintenance......................................        2,876              2,867            2,769
  Other operating expenses................................................        1,615              1,493            1,481
  Real estate taxes.......................................................        8,134              7,891            7,715
  General and administrative..............................................        2,068              1,545            1,664
  Depreciation and amortization...........................................        5,633              5,068            4,920
  Impairment of real estate...............................................          431
                                                                              ---------          ---------         --------
     (Total Operating Expenses)...........................................       20,757             18,864           18,549
                                                                              ---------          ---------         --------
OPERATING INCOME..........................................................       18,807             16,119           16,414
INTEREST EXPENSE..........................................................       16,770             15,576           15,815
                                                                              ---------          ---------         --------
Income before extraordinary item..........................................        2,037                543              599
Extraordinary Item
   Loss on extinguishment of debt (Note 2)................................         (191)
                                                                              ---------          ---------         --------
NET INCOME................................................................    $   1,846          $     543         $    599
                                                                              =========          =========         ========
BASIC AND DILUTED EARNINGS PER SHARE BEFORE EXTRAORDINARY ITEM (NOTE 12)..    $    0.45          $    0.15         $   0.17
                                                                              =========          =========         ========
BASIC AND DILUTED EARNINGS PER SHARE (NOTE 12)............................    $    0.41          $    0.15         $   0.17
                                                                              =========          =========         ========





                 See Notes to Consolidated Financial Statements

                  MALAN REALTY INVESTORS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                    (in thousands, except per share amounts)

                                                                                       ACCUMULATED        DEFERRED
                                                                                    DISTRIBUTIONS IN    COMPENSATION     TOTAL
                                                           PAR      ADDITIONAL         EXCESS OF          INCENTIVE   SHAREHOLDERS'
                                                          VALUE    PAID-IN CAPITAL     NET INCOME          SHARES       EQUITY
                                                          ------   ---------------  ----------------    ------------  -------------
BALANCE, JANUARY 1, 1996..............................    $   36       $46,984         $ (5,717)           $ (60)      $ 41,243
     Amortization of deferred
       compensation-incentive shares..................                                                        60             60
     Common shares repurchased........................        (1)       (1,096)                                          (1,097)
     Directors compensation paid in stock.............                      48                                               48
     Stock options exercised..........................                      24                                               24
     Distributions--$1.70 per share...................                                   (5,884)                         (5,884)
     Net income.......................................                                      599                             599
                                                          ------       -------         --------            -----       --------
BALANCE, DECEMBER 31, 1996............................        35        45,960          (11,002)                         34,993
     Conversion of debentures.........................         2         4,469                                            4,471
     Directors compensation paid in stock.............                      48                                               48
     Stock options exercised..........................                       8                                                8
     Distributions--$1.70 per share...................                                   (6,121)                         (6,121)
     Net income.......................................                                      543                             543
                                                          ------       -------         --------            -----       --------
BALANCE, DECEMBER 31, 1997............................        37        50,485          (16,580)                         33,942
     Conversion of debentures.........................         2         2,080                                            2,082
     Secondary sale of 1,300 common shares of
         Malan Realty Investors, Inc., net of costs...        13        21,466                                           21,479
     Directors compensation paid in stock.............                      48                                               48
     Stock options exercised..........................                      38                                               38
     Distributions--$1.70 per share...................                                   (8,198)                         (8,198)
     Net income.......................................                                    1,846                           1,846
                                                          ------       -------         --------            -----       --------
BALANCE, DECEMBER 31, 1998............................    $   52       $74,117         $(22,932)                       $ 51,237
                                                          ======       =======         ========            =====       ========





                 See Notes to Consolidated Financial Statements

                  MALAN REALTY INVESTORS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                                                                                 YEARS ENDED DECEMBER 31,
                                                                                              1998           1997         1996
                                                                                             -------      --------      -------
CASH FLOWS FROM OPERATING ACTIVITIES
 NET INCOME...............................................................................   $ 1,846      $    543      $   599
                                                                                             -------      --------      -------
 Adjustments to reconcile net income to net cash flows provided by operating activities:
    Depreciation and amortization.........................................................     5,633         5,068        4,920
    Amortization of deferred financing costs..............................................     1,929         1,620        1,581
    Amortization of deferred compensation expense.........................................                                   60
    Directors compensation issued in stock................................................        48            48           48
    Loss on impairment of real estate.....................................................       431
    Loss on extinguishment of debt........................................................       191
    Change in operating assets and liabilities that provided (used) cash:
         Accounts receivable and other....................................................      (907)         (982)        (961)
         Accounts payable, deferred income and other accrued liabilities..................       898        (1,148)         870
                                                                                             -------      --------      -------
      Total adjustments...................................................................     8,223         4,606        6,518
                                                                                             -------      --------      -------
      NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES.....................................    10,069         5,149        7,117
                                                                                             -------      --------      -------
CASH FLOWS FROM INVESTING ACTIVITIES
 Real estate developed, acquired or improved, net of mortgage assumed.....................   (40,677)       (8,195)      (1,505)
 Deposits to escrow.......................................................................   (19,149)      (17,274)     (17,642)
 Disbursements from escrow................................................................    18,959        17,253       16,985
 Proceeds from sale of land...............................................................       240
                                                                                             -------      --------      -------
    NET CASH FLOWS USED FOR INVESTING ACTIVITIES..........................................   (40,627)       (8,216)      (2,162)
                                                                                             -------      --------      -------
CASH FLOWS FROM FINANCING ACTIVITIES
 Draws on lines of credit.................................................................    29,350         6,200
 Repayment of lines of credit.............................................................   (19,050)       (1,500)
 Net proceeds from secondary equity offering..............................................    21,479
 Principal repayments on mortgages........................................................      (494)       (1,428)         (91)
 Net proceeds from mortgages..............................................................    18,000         1,670
 Distributions to shareholders............................................................    (7,621)       (5,973)      (5,921)
 Debt issuance costs......................................................................      (338)       (1,159)
 Proceeds from stock options exercised....................................................        38             8           24
 Repurchase of debentures.................................................................    (9,625)
 Repurchases of common stock..............................................................                               (1,096)
                                                                                             -------      --------      -------
    NET CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES............................    31,739        (2,182)      (7,084)
                                                                                             -------      --------      -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS......................................     1,181        (5,249)      (2,129)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR............................................     1,717         6,966        9,095
                                                                                             -------      --------      -------
CASH AND CASH EQUIVALENTS AT END OF YEAR..................................................   $ 2,898      $  1,717      $ 6,966
                                                                                             =======      ========      =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION--
 CASH PAID FOR INTEREST DURING THE YEAR...................................................   $15,457      $ 14,058      $14,139
                                                                                             =======      ========      =======

                 See Notes to Consolidated Financial Statements

                  MALAN REALTY INVESTORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    General--The Company is engaged in the ownership, management, leasing, acquisition, development and redevelopment of shopping centers and entertainment facilities and leases space to tenants pursuant to lease agreements. The lease agreements provide for terms ranging from one to 25 years and, in some cases, for annual rentals which are subject to upward adjustment based on operating expense levels and sales volume.

    Basis of Combination and Principles of Consolidation--The accompanying consolidated financial statements include the activity of the Company and its wholly owned subsidiaries, Malan Mortgagor, Inc., Malan Meadows, Inc., Malan Revolver, Inc. and Malan Midwest, LLC. All significant inter-company balances and transactions have been eliminated.

    Reclassifications--Certain reclassifications have been made to prior years financial statements in order to conform with the current year presentation.

    Real Estate is stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided on a straight line basis over the estimated useful lives of the assets as follows:

          Buildings..................................    40 Years
          Land and Building Improvements............. 10-40 Years

    Maintenance and repairs are charged to expense as incurred. Renovations which improve or extend the life of the asset are capitalized.

    Deferred Financing and Other consists primarily of deferred financing costs and lease procurement costs. Deferred financing costs at December 31, 1998 and 1997 of $12,634,000 and $12,764,000, respectively, are amortized on a straight line basis over the terms of the applicable debt agreements. Accumulated amortization of deferred financing costs at December 31, 1998 and 1997 was $5,902,000 and $4,147,000, respectively, and amortization expense for 1998, 1997 and 1996 was $1,929,000, $1,620,000 and $1,581,000, respectively, and are included in interest expense in the Consolidated Statement of Operations.

    Lease procurement costs of $2,291,000 and $1,605,000 at December 31, 1998 and 1997, respectively, consist of direct leasing costs, tenant allowances and tenant improvements and are amortized on a straight line basis over the terms of the applicable tenant lease. Accumulated amortization of lease procurement costs at December 31, 1998 and 1997 was $529,000 and $273,000, respectively, and amortization expense for 1998, 1997 and 1996 was $227,000, $193,000, and $102,000, respectively.

    Revenue Recognition--Minimum rents are recognized on a basis which approximates the straight line method over the terms of the leases. Percentage rent is accrued when lessees' specified sales targets have been met or achievement of the sales targets is probable. Had the Company utilized the method of recognizing percentage rent only after specified sales targets have been achieved, net income for 1998 would have been reduced by approximately $406,000.

    Income received on lease terminations is amortized over the expected period of tenant vacancy. Revenue recognized under arrangements of this nature was approximately $1,015,000, $577,000 and $428,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

         Income Taxes--The Company has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). As a REIT, the Company generally will not be subject to federal income taxation at the corporate level to the extent it distributes annually at least 95% of its real estate investment trust taxable income, as defined in the Code, to its shareholders and satisfies certain other requirements. Accordingly, no provision has been made for federal income taxes in the accompanying financial statements.

    Earnings per common share--Earnings per share ("EPS") are computed on both a basic and diluted basis. Basic EPS excludes potential share dilution and is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings but does not include shares issuable upon conversion of securities that would have an antidilutive effect on earnings per share.

    Distributions of $1.70 per common share were declared for each of the years ended December 31, 1998, 1997 and 1996 of which $1.17, $1.70 and $1.34, respectively, represent a return of capital for federal income tax purposes.

    Cash and cash equivalents consist of deposits in banks and certificates of deposit with maturities of three months or less at the date of purchase.

    Long-lived assets and long-lived assets to be disposed of--The Company's long-lived assets are periodically reviewed throughout the year for impairments in value. The review is based principally on the projected, undiscounted cash flow from the related asset. In 1998, the Company reduced the carrying value of its interest in a shopping center in Gary, Indiana to its net realizable value and recorded a loss on impairment of real estate of approximately $431,000.

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

    Segment Information--The Company's operating units are comprised of approximately 66 commercial retail properties. All financial results are aggregated into one operating segment since the properties have similar economic characteristics.

    Impact of Recently Adopted Accounting Principles--In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivatives and whether it qualifies for hedge accounting. This Statement is not expected to have a material impact on the Company's consolidated financial statements. This Statement is effective for fiscal years beginning after June 15, 1999.

2. MORTGAGES, DEBENTURES AND NOTES

    The following table sets forth certain information regarding the Company's debt:


                                                                               INTEREST                     MATURITY
                                                  COLLATERAL                     RATE                         DATE
Mortgages                               ------------------------------   ------------------------        --------------
Greenwich Capital Line of Credit.....        16 Retail Properties        LIBOR + 150 Basis Points        November 1999
UDAG Loan............................          Bricktown Square            5% increasing to 9%             March 2023
Securitized Mortgage Loan............        25 Retail Properties                7.57% (1)                 August 2002
Daiwa Finance Corp...................   The Shops at Fairlane Meadows            8.18%                    February 2007
Bloomfield Acceptance Company........        12 Retail Properties                7.43%                      May 2013
Wells Fargo Bank.....................      Westland Shopping Center              8.02%                    November 2007
First Chicago NBD Line of Credit.....     Orchard 14 Shopping Center     LIBOR + 200 Basis Points           March 1999

Total Mortgages......................

Convertible Debenture................              Unsecured                     9.5%                       July 2004

Convertible Notes....................           Bricktown Square                 8.5%                       July 2003



                                                  BALANCE
                                                DECEMBER 31,
                                           1998             1997
Mortgages                               --------          -------
                                              (in thousands)
Greenwich Capital Line of Credit.....   $ 15,000          $ 4,700
UDAG Loan............................      8,006            8,097
Securitized Mortgage Loan............     63,000           63,000
Daiwa Finance Corp...................     12,676           12,788
Bloomfield Acceptance Company........     17,755                -
Wells Fargo Bank.....................      5,842                -
First Chicago NBD Line of Credit.....          -                -
                                        --------          -------
Total Mortgages......................   $122,279          $88,585
                                        ========          =======
Convertible Debenture................   $ 44,925          $56,680
                                        ========          =======
Convertible Notes....................   $ 27,000          $27,000
                                        ========          =======

(1) Overall blended rate. The interest rate on four different tranches are either fixed or capped through the use of an interest rate cap and floor agreement. The effective interest rate is fixed at 7.57% through February 10, 2002; thereafter, the interest rate on $42 million of the mortgage loans converts to a variable rate based on certain requirements. Net settlement costs paid under interest rate cap agreements are recorded on an accrual basis and recognized as an adjustment to interest expense.

    The Greenwich Capital Line of Credit is a revolving line of credit provided by Greenwich Capital Markets, Inc., a division of National Westminister Bank, Plc. for up to $25 million which can be expanded up to $50 million for additional acquisitions. Due to certain financial covenants, $17.8 million was the maximum allowable borrowing under the facility at December 31, 1998 of which $15.0 million was outstanding.

    The line of credit with First Chicago NBD is a revolving line of credit which allows for borrowings up to $4.5 million. As of December 31, 1998 there were no outstanding borrowings on the line.

    The Company has Convertible Debentures (the "Debentures") and Convertible Notes (the "Notes"), which are convertible into shares of Common Stock at a price of $17 per share. The debentures are 10-year unsecured general obligations of the Company and carry a rating of B3 from Moody's Investors Services, Inc. The Notes are nine-year general obligations due July 15, 2003 secured by a first mortgage on Bricktown Square in Chicago, Illinois. The Debentures are redeemable by the Company at par beginning July 15, 2001. During 1998, $2.142 million aggregate principal of Debentures were converted into 125,286 shares of Common Stock.

    In September 1998, the Company's Board of Directors approved a plan to repurchase and retire up to $15 million aggregate principal of Debentures. Through December 31, 1998, the Company had repurchased $9.625 million principal of Debentures. The repurchases were funded from the Company's available working capital. As a result of the repurchases, the Company incurred an extraordinary loss in 1998 of approximately $191,000 primarily from the charge off of deferred financing costs associated with the retired debt.

    Interest capitalized as part of the cost of redevelopment projects totaled $447,000 in 1998 and $50,000 in 1997.

    Several of the above debt agreements contain various financial covenants, all of which the Company was in compliance with as of December 31, 1998.

    Approximate scheduled principal payments for the years subsequent to December 31, 1998 are as follows (in thousands):

         1999...................................    $   15,401
         2000...................................           442
         2001...................................           479
         2002...................................        63,515
         2003...................................        27,547
         2004 and thereafter....................        86,820
                                                    ----------
            Total...............................    $  194,204
                                                    ==========

3. WARRANTS AND STOCK OPTION AND COMPENSATION PLANS

    Warrants--In connection with its initial public offering, the Company issued warrants to National Westminister Bank Plc, New York branch, an affiliate of one of the underwriters, for the purchase of 353,000 shares of common stock. The warrants are exercisable through June 17, 1999 at a price of $20.40 per share. No warrants have been exercised.

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

    The exercise price of each Option granted is equal to the fair market value of the underlying shares on the date of grant. With the exception of those granted on the date of the Company's initial public offering, which vested over a three-year period at the rate of 33 1/3% per year, Options vest over a five-year period at the rate of 20% per year, beginning on the first anniversary of the date of grant and are exercisable until the tenth anniversary of the date of grant.

    Directors Option Plan--The Company has a stock option plan for non-employee directors (the "Directors Option Plan"). Under the Directors Option Plan, following each Annual Meeting of the Board, each non-employee Director is automatically granted an option to purchase 1,000 shares of Common Stock.

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

The following table summarizes the activity for the Company's Stock Option
Plans:

                                                       EMPLOYEE OPTION PLAN
                                          ----------------------------------------------
                                           SHARES         EXERCISE          WEIGHTED-
                                           SUBJECT         PRICE             AVERAGE
                                          TO OPTION      PER SHARE        EXERCISE PRICE
                                          --------- --------------------  --------------
Balance, January 1, 1996................   250,000       $13.375-17.00     $   15.528

Options Granted 1996....................    54,000       $14.375-15.375    $   14.449
Options Exercised 1996..................
                                           -------
Balance, December 31, 1996..............   304,000       $13.375-17.00     $   15.383

Options Granted 1997....................
Options Exercised 1997..................      (634)      $13.375           $   13.375
                                           -------
Balance, December 31, 1997..............   303,366       $13.375-17.00     $   15.383

Options Granted 1998....................    21,000       $16.580           $   16.580
Options Exercised 1998..................      (150)      $13.375           $   13.375
                                           -------
Balance, December 31, 1998..............   324,216       $13.375-17.00     $   15.422
                                           =======
Options Exercisable
     at December 31, 1998...............   251,300                             15.609
                                           =======                         ==========
                                                     DIRECTORS OPTION PLAN
                                          --------------------------------------------
                                           SHARES     EXERCISE            WEIGHTED-
                                           SUBJECT     PRICE               AVERAGE
                                          TO OPTION   PER SHARE         EXERCISE PRICE
                                          ---------   ---------         --------------
Balance, January 1, 1996................    6,000       $14.50           $   14.50
Options Granted 1996....................    4,000       $14.375          $   14.375
Options Exercised 1996..................   (1,708)      $14.375          $   14.375
                                           ------

Balance, December 31, 1996..............    8,292       $14.375-14.50    $   14.465
Options Granted 1997....................    4,000       $17.125          $   17.125
Options Exercised 1997..................
                                           ------

Balance, December 31, 1997..............   12,292       $14.375-17.125   $   15.331
Options Granted 1998....................    4,000       $17.688          $   17.688
Options Exercised 1998..................    (2500)      $14.375-14.50    $   14.45
                                           ------
Balance, December 31, 1998..............   13,792       $14.375-17.688   $   16.174
                                           ======
Options Exercisable
     at December 31, 1998...............   13,792                        $   16.174
                                           ======                        ==========

    The Company has elected to report compensation by applying the requirements of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and therefore has recorded no charge to income for stock options. There would have been no effect on the Company's net income and earnings per share for 1998,1997 and 1996 had the Company recognized compensation expense using the Black-Scholes option pricing model utilizing the following values and weighted-average assumptions:

                                                1998                1997                1996
                                            ------------        -------------       ------------
         Option value....................   $        .05        $        0.54       $       0.03
         Dividend yield..................           10.1%                 9.9%              11.8%
         Expected volatility.............              8%                  17%                10%
         Risk-free interest rate.........              6%                   6%                 6%
         Expected lives (in years).......             10                   10                 10

    The outstanding stock options at December 31, 1998 have a weighted-average contractual life of 6.3 years.

    Stock Compensation Plan--In order to provide an opportunity for them to increase their ownership, the Company has a stock compensation plan for non-employee directors (the "Stock Compensation Plan"). Under the Stock Compensation Plan, each non-employee Director may make an election by June 30 of each year to receive all or a portion of the Director's compensation for the following calendar year in the form of Common Stock of the Company in lieu of cash. Once made, the election is irrevocable for the following year's compensation.

    The number of shares of Common Stock to be paid to a Director instead of cash compensation will be determined based on the closing price of the Common Stock on the New York Stock Exchange on the day before the compensation is earned by the Director (i.e., the day before a Board meeting). A maximum of 100,000 shares may be issued under the Stock Compensation Plan. During 1998, 1997 and 1996, a total of 2,870, 2,740 and 3,272 shares, respectively, were issued under the plan reflecting compensation of $48,000 in each year.

    401(k) Plan - In 1997, the Company implemented a 401(k) retirement plan
(the "401(k) Plan") covering substantially all of its employees. Under the 401(k) Plan, participants are able to defer, until termination of employment with the Company, up to 20% of their annual compensation. The Company intends to match a portion of the participants contributions in an amount to be determined each year by the Board. Compensation expense in connection with the 401(k) Plan for 1998 and 1997 was $32,000 and $24,000, respectively.

4. COMMITMENTS AND CONTINGENCIES

    Revenues derived from the Company's major tenant, Kmart, amounted to 35.6%, 39.0% and 38.2% of consolidated revenues arising from lease agreements for the years ended December 31, 1998, 1997 and 1996, respectively. Amounts billed and owing from the major tenant were $ 75,000 and $56,000 at December 31, 1998 and 1997, respectively.

    Approximate future minimum rent under operating leases for the years subsequent to December 31, 1998, assuming no new or renegotiated leases or option extensions, are as follows (in thousands):


         1999................................. $     29,664
         2000.................................       27,669
         2001.................................       25,539
         2002.................................       22,861
         2003.................................       20,163
         2004 and thereafter..................      137,476
                                               ------------
            Total............................. $    263,372
                                               ============


    Approximate future minimum rental payments under the terms of all non-cancelable operating leases in which the Company is the lessee, principally for ground leases and office rent, subsequent to December 31, 1998, are as follows (in thousands):


         1999................................. $        460
         2000.................................          442
         2001.................................          403
         2002.................................          295
         2003.................................          270
         2004 and thereafter..................        7,864
                                               ------------
            Total............................. $      9,734
                                               ============


    Rent expense for operating leases for the years ended December 31, 1998, 1997 and 1996 was $491,000, $498,000 and $457,000, respectively.

    The Company has entered into the following commitments as of December 31, 1998 (in thousands):


                                                                                            APPROXIMATE
                                                                                               AMOUNT
                                                                                            -----------
Construction contract for redevelopment of existing retail property--Arkansas City, KS....   $      595
Payment of tenant construction allowance on 10-plex theater complex--Melrose Park, IL.....        3,773
                                                                                             ----------
Total.....................................................................................   $    4,368
                                                                                             ==========


                                                                                                  ANTICIPATED
                                                                                                   FUNDING
                                                                                                     DATE
                                                                                            ------------------------
Construction contract for redevelopment of existing retail property--Arkansas City, KS....  February 1999--April 1999
Payment of tenant construction allowance on 10-plex theater complex--Melrose Park, IL.....       March 1999
Total.....................................................................................  February 1999--April 1999


    The Company, as an owner of real estate, is subject to various environmental laws. Compliance by the Company with existing laws has not had a material adverse financial effect during the three-year period ended December 31, 1998, nor does management believe it will have a material impact in the future. However, management cannot predict the impact of new or changed laws or regulations on its current properties or properties that it may acquire.

5. FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following disclosure of estimated fair value was determined using available market information and appropriate valuation methodologies.

    Cash and Cash Equivalents--The carrying amount for cash and cash equivalents approximates fair value due to the short maturity of these instruments.

    Interest Rate Hedging Instruments--The Company entered into interest rate agreements to reduce its exposure to changes in the cost of the floating rate portion of its Securitized Mortgage Loan.

    As of December 31, 1998, the following interest rate cap agreements were outstanding (in thousands):

                                     FREQUENCY
      NOTIONAL        LIBOR           OF RATE
       AMOUNT        CAP RATE         RESETS              TERM
      ---------     ---------        ---------         -----------
      $  42,000       6.67%           Monthly    July 1995 - February 2002
         42,000       8.75%           Monthly   February 2002 - August 2002

    The Company is exposed to credit risk in the event of nonperformance by the counterparties to its interest rate cap agreements, but has no off-balance sheet risk of loss. The Company anticipates that its counterparties will fully perform their obligations under the agreements.

    The carrying value of the interest rate caps as of December 31, 1998 and 1997 was $1,024,000 and $1,310,000, respectively, and the fair value was $2,004,000 and $890,000, respectively.


    Mortgages--The fair value of the mortgages is based on the present value of contractual cash flows and is as follows at December 31 (in thousands):

                                                            1998                           1997
                                              ---------------------------------  -----------------------------
                                                CARRYING         ESTIMATED FAIR   CARRYING      ESTIMATED FAIR
                                                 AMOUNT               VALUE         AMOUNT           VALUE
                                              ------------       --------------  ----------     --------------
Greenwich Capital Line of Credit............  $     15,000       $       15,000  $    4,700     $        4,700
UDAG Loan...................................         8,006                4,589       8,097              4,529
Securitized Mortgage Loan...................        63,000               63,000      63,000             63,000
Daiwa Finance Corp..........................        12,676               12,676      12,788             12,788
Bloomfield Acceptance Company...............        17,755               17,755           -                  -
Wells Fargo Bank............................         5,842                5,842           -                  -
                                              ------------       --------------  ----------     --------------
Total.......................................  $    122,279       $      118,862  $   88,585     $       85,017
                                              ============       ==============  ==========     ==============

    Convertible Debentures and Convertible Notes--The fair value of the Convertible Debentures is based on the traded value at the close of business at year end. The carrying value of the Convertible Debentures as of December 31, 1998 and 1997 is $44.925 million and $56.680 million, respectively. The estimated fair value based upon the traded value at the close of business on December 31, 1998 and 1997 was $43.128 million and $60.081 million, respectively. Management believes that the carrying value of the Convertible Notes as of December 31, 1998 and 1997 approximates the fair value.

    The fair value estimates presented herein are based on information available to management as of December 31, 1998 and 1997. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such financial instruments have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

6. SIGNIFICANT NONCASH TRANSACTIONS

Significant noncash transactions for the three years ended
December 31, 1998 are as follows:

                                                                                              Years Ended December 31,
                                                                                    1998              1997             1996
                                                                                -------------    --------------    -------------
                                                                                                 (in thousands)
Conversion of debentures into 125,286 in 1998 and 270,878 in 1997 shares
  of common stock, net of unamortized costs...................................  $       2,082    $        4,471
Distributions declared not yet paid...........................................  $       2,200    $        1,620    $       1,472

7. STOCK REPURCHASE PLAN

    In January 1995, the Company's Board of Directors approved a plan to repurchase up to 755,000 shares of the Company's Common Stock. During 1996, the Company repurchased 91,500 shares at an average cost of $11.98. No shares were repurchased during the years ended December 31, 1998 and 1997.


8. SECONDARY STOCK OFFERING

    In June 1998, the Company issued 1.3 million common shares at a price of $17.75 per share (the "Secondary Offering"). Net proceeds of approximately $21.5 million after underwriting discounts and expenses were used to pay down the Company's lines of credit and for general corporate purposes including working capital.

9. PROPERTY ACQUISITIONS

    During the three years ended December 31, 1998, the Company acquired the following properties (in thousands):

                                                                                               GROSS
        ACQUISITION                                                                           LEASABLE             CAPITALIZED
           DATE                   PROPERTY                         LOCATION                 AREA (SQ.FT.)              COSTS
        -----------        ------------------------           ------------------            -------------         --------------
         11/24/97          Southwind Theater                  Lawrence, KS                       42               $        4,207
         2/23/98           Westland Shopping Center           Westland, MI                       85                        7,925

MIDWEST ACQUISITION
         5/29/98           Wal-Mart Plaza                     Champaign, IL                      11                        1,110
         5/29/98           Wal-Mart Plaza                     Jacksonville, IL                   53                        4,907
         5/29/98           Wal-Mart Plaza                     Crawfordsville, IN                 26                        2,019
         5/29/98           Wal-Mart Plaza                     Decatur, IN                        36                        2,995
         5/29/98           Wal-Mart Shops                     Huntington, IN                     13                        1,171
         5/29/98           Wal-Mart Plaza                     Chanute, KS                        16                        1,257
         5/29/98           Wal-Mart Outparcel                 El Dorado, KS                      20                        1,546
         5/29/98           Wal-Mart Outlet Shops              Benton Harbor, MI                  14                        1,460
         5/29/98           Wal-Mart Plaza                     Owosso, MI                         60                        5,127
         5/29/98           Wal-Mart Plaza                     Sturgis, MI                        12                        1,241
         5/29/98           Wal-Mart Plaza                     Little Falls, MN                   13                          972
         5/29/98           Wal-Mart Plaza                     Mansfield, OH                      55                        5,830
                                                                                            -------------         --------------
                           Totals                                                               456               $       41,767
                                                                                            =============         ==============

    In January 1999, the Company acquired the 45,000 square foot Wal-Mart Plaza in Decatur, IL for approximately $4.68 million.

10. SUMMARIZED PRO FORMA INFORMATION

    The following unaudited pro forma information is presented as if the Secondary Offering, the acquisition of the Westland Shopping Center and the Midwest Acquisition had occurred on January 1, 1997. In management's opinion, all adjustments necessary to reflect these transactions have been recorded. The pro forma information is not necessarily indicative of what the actual results of operations of the Company would have been had such transactions actually occurred as of January 1, 1997, nor do they purport to represent the results of the operations of the Company for future periods (in thousands except per share amounts).

                                                            YEARS ENDED DECEMBER 31,
                                                       1998                      1997
                                                   ------------              ------------
         Total revenues..........................  $     41,296              $     39,160
         Net income..............................  $      2,626              $      1,672
         Net income per share:
         Basic...................................  $        .51              $        .35
         Diluted.................................  $        .51              $        .34

11. QUARTERLY FINANCIAL DATA (UNAUDITED)

    Summarized quarterly financial data for the periods indicated are as follows (in thousands except per share amounts):

                                                                                BASIC AND                          BASIC AND
                                                           NET INCOME       DILUTED EARNINGS                        DILUTED
                                                         (LOSS) BEFORE      PER SHARE BEFORE         NET           EARNINGS
1998                                   REVENUES        EXTRAORDINARY ITEM  EXTRAORDINARY ITEM   INCOME (LOSS)      PER SHARE
---------------                     --------------     ------------------  ------------------   -------------    -------------
March 31..........................  $        9,054        $        299         $    0.08        $        299     $        0.08
June 30...........................           9,312                 403              0.10                 403              0.10
September 30 (1)(2)...............          10,211                 220              0.04                  64              0.01
December 31 (1)...................          10,987               1,115              0.22               1,080              0.21
                                    --------------        ------------                          ------------
Total.............................  $       39,564        $      2,037                          $      1,846
                                    ==============        ============                          ============
1997
---------------
March 31..........................  $        8,887        $         (7)        $       -        $         (7)    $           -
June 30...........................           8,528                  71              0.02                  71              0.02
September 30......................           8,787                 213              0.06                 213              0.06
December 31.......................           8,781                 266              0.07                 266              0.07
                                    --------------        ------------                          ------------
Total.............................  $       34,983        $        543                          $        543
                                    ==============        ============                          ============


(1) Third quarter 1998 results are reduced by approximately $280,000 due to the adoption of an Emerging Issues Task Force ("EITF") consensus on Issue 98-9, relating to the recognition of percentage rent. This consensus was withdrawn during the fourth quarter 1998, allowing for the Company to revert to the practice of accruing percentage rent based on a probability model.

(2) An extraordinary loss on extinguishment of debt of $156,000 and an impairment of real estate of $431,000 were incurred in the third quarter 1998.

12. EARNINGS PER SHARE

Earnings per share ("EPS") data were computed as follows (in thousands except per share amounts):

                                                                            YEARS ENDED DECEMBER 31,
                                                                   1998             1997               1996
                                                              --------------    -----------        ------------

Net Income before extraordinary item........................  $        2,037    $       543        $        599
                                                              ==============    ===========        ============
Net Income..................................................  $        1,846    $       543        $        599
                                                              ==============    ===========        ============
Basic EPS:
Weighted-average shares outstanding.........................           4,507          3,546               3,464
                                                              ==============    ===========        ============
Basic earnings per share before extraordinary item..........  $         0.45    $      0.15        $       0.17
                                                              ==============    ===========        ============
Basic earnings per share....................................  $         0.41    $      0.15        $       0.17
                                                              ==============    ===========        ============
Diluted EPS:
Weighted-average shares outstanding.........................           4,507          3,546               3,464
Shares issued upon exercise of dilutive options.............             160            312                 160
Shares purchased with proceeds of options...................           ( 143)          (267)               (149)
                                                              --------------    -----------        ------------
Shares applicable to diluted earnings.......................           4,524          3,591               3,475
                                                              ==============    ===========        ============
Diluted earnings per share before extraordinary item........  $         0.45    $      0.15        $       0.17
                                                              ==============    ===========        ============
Diluted earnings per share..................................  $         0.41    $      0.15        $       0.17
                                                              ==============    ===========        ============

    Diluted EPS reflects the potential dilution of securities that could share in the earnings but does not include shares issuable upon conversion of securities that would have an antidilutive effect on earnings per share.





28

13. SUBSEQUENT EVENTS


    Shareholder Rights Plan--In January 1999, the Board of Directors of the Company (the "Board") adopted a Rights Agreement. In connection with the Rights Agreement, the Board declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of the Company's Common Stock. Upon the occurrence of a Distribution Date, as described below, each Right entitles a shareholder to purchase 1/1000th of a newly issued share of Series A Junior Participating Preferred Stock of the Company at an exercise price of $42, subject to adjustment. The Rights will become exercisable only if a person or group (i) acquires beneficial ownership of 15% or more of the Company's outstanding common stock; (ii) announces a tender or exchange offer, the consummation of which would result in the acquiring person or group owning 15% or more of the Company's outstanding common stock. The date on which either event described in (i) or (ii) occurs is a Distribution Date. Until the Rights become exercisable, the Rights will be evidenced by certificates for common stock and will be transferred only with such certificates.

    If any person or group intentionally acquires 15% or more of the Company's outstanding common stock, then each Right (except for those held by the acquiring person) "flips in" and entitles the holder to purchase for the exercise price, shares of the Company's common stock having a market value of twice the then current exercise price (a "flip-in" event).

    In addition, in the event that, after a person or group has intentionally acquired 15% or more of the Company's outstanding common stock, the Company was acquired in a merger or other business combination transaction or more than 50% of its assets or earnings power were sold, each Right will entitle its holder to purchase, at the Right's then current exercise price, shares of common stock of such other person having a market value of twice the then current exercise price (a "flip-over" event).

    The Company may redeem the Rights for $.001 per Right at any time prior to the earlier of a flip-in event or the expiration of the Rights. The Rights expire on January 15, 2009 unless the Rights are earlier redeemed by the Company. The Company has authorized 20,000 shares of Series A Junior Participating Preferred Stock.

    Sale of Property--The Company has entered into an agreement to sell its property in Colma, California for approximately $7.7 million. The property is currently included as collateral for the Company's Securitized Mortgage Loan. Net proceeds from the sale after payments required for release of the property from the collateral pool and selling expenses are anticipated to be approximately $3.4 million. The sale is expected to be completed in March 1999.

                          MALAN REALTY INVESTORS, INC.
              SCHEDULE III--REAL ESTATE AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1998

                                 (in thousands)


                                                                                                    COST CAPITALIZED (SOLD)
                                                                                                          SUBSEQUENT TO
                                                                       INITIAL COST TO COMPANY             ACQUISITION
                                                                      --------------------------    ---------------------------
                                                                                     BUILDINGS &                BUILDINGS &
STATE/TYPE (# OF PROPERTIES)                       ENCUMBRANCES        LAND         IMPROVEMENTS      LAND      IMPROVEMENTS
----------------------------                       ------------       -------       ------------    ---------  ----------------
CALIFORNIA
         Freestanding Retail Properties (1)               *         $     634        $    5,704

ILLINOIS
         Community Shopping Centers (5)           $  35,006             4,858            41,886                     $  1,199
         Freestanding Retail Properties (8)               *             1,612            18,623         $    (14)      1,097
         Entertainment Facilities (2)                                     159             6,071                        4,366
INDIANA
         Community Shopping Centers (8)                   *             3,447            25,741                        1,639
         Freestanding Retail Properties (1)               *                               2,241                           19
KANSAS
         Community Shopping Centers (5)                   *               942            11,135            2,902       3,483
         Freestanding Retail Properties (8)               *               691             6,578                          258
         Entertainment Facility (1)                                     1,118             3,090
MARYLAND
         Freestanding Retail Properties (1)               *               282             2,534                          177
MICHIGAN
         Community Shopping Centers (7)              18,518             6,384            44,619             (240)        253
MINNESOTA
         Community Shopping Centers (1)                                   125               847
MISSOURI
         Community Shopping Centers (4)                   *               969            11,764                7         515
         Freestanding Retail Properties (1)               *                85               768
OHIO
         Community Shopping Centers (2)                   *             1,645            11,118                           30
WISCONSIN
         Community Shopping Centers (7)                   *             2,045            21,535                          834
         Freestanding Retail Properties (4)               *               543             4,885              (16)        596
                                                  ---------         ---------        ----------         --------    --------
                                                  $  53,524         $  25,539        $  219,139         $  2,639    $ 14,466
                                                  =========         =========        ==========         ========    ========

*   Certain properties are included as collateral for securitized mortgages

    The changes in total real estate for the three years ended December 31, are as follows:


                                           1998             1997            1996
                                      ----------       ------------    -----------
Balance at Beginning of Year .....    $  215,785       $    207,590    $   206,085
  Acquisitions ...................        41,767              7,110
  Improvements ...................         4,918              1,099          1,505
  Dispositions ...................          (256)               (14)
  Impairment of real estate                 (431)
                                      ----------       ------------    -----------
Balance at End of Year ...........    $  261,783       $    215,785    $   207,590
                                      ==========       ============    ===========

    The changes in accumulated depreciation for the three years ended December 31, are as follows:


                                           1998               1997          1996
                                      ----------       ------------    -----------
Balance at Beginning of Year .....    $   15,817       $     10,907    $     6,114
  Depreciation for year ..........         5,469              4,910          4,793
                                      ----------       ------------    -----------
Balance at End of Year ...........    $   21,286       $     15,817    $    10,907
                                      ==========       ============    ===========

                                                               GROSS AMOUNT AT WHICH
                                                             CARRIED AT CLOSE OF PERIOD
                                                       --------------------------------------
                                                                  BUILDINGS &                      ACCUMULATED      DATE OF
STATE/TYPE (# OF PROPERTIES)                             LAND     IMPROVEMENTS        TOTAL        DEPRECIATION   CONSTRUCTION
----------------------------                           --------   ------------       --------      ------------   ------------
CALIFORNIA
         Freestanding Retail Properties (1)            $    634     $  5,704         $  6,338         $  643           1980
ILLINOIS
         Community Shopping Centers (5)                   4,858       43,085           47,943          4,299        1975-1995
         Freestanding Retail Properties (8)               1,598       19,720           21,318          2,185        1967-1977
         Entertainment Facilities (2)                       159       10,437           10,596            576           1998
INDIANA
         Community Shopping Centers (8)                   3,447       27,380           30,827          2,487        1973-1997
         Freestanding Retail Properties (1)                            2,260            2,260            261           1974
KANSAS
         Community Shopping Centers (5)                   3,844       14,618           18,462          1,051        1974-1996
         Freestanding Retail Properties (8)                 691        6,836            7,527            802        1976-1978
         Entertainment Facility (1)                       1,118        3,090            4,208             77           1997

MARYLAND
         Freestanding Retail Properties (1)                 282        2,711            2,993            310           1979
MICHIGAN
         Community Shopping Centers (7)                   6,144       44,872           51,016          3,140        1970-1996
MINNESOTA
         Community Shopping Centers (1)                     125          847              972             12           1996

MISSOURI
         Community Shopping Centers (4)                     976       12,279           13,255          1,420        1973-1978
         Freestanding Retail Properties (1)                  85          768              853             87           1974
OHIO
         Community Shopping Centers (2)                   1,645       11,148           12,793            717        1989-1998

WISCONSIN
         Community Shopping Centers (7)                   2,045       22,369           24,414          2,569        1960-1979
         Freestanding Retail Properties (4)                 527        5,481            6,008            650        1968-1976
                                                       --------     --------         --------       --------
                                                       $ 28,178     $233,605         $261,783       $ 21,286
                                                       ========     ========         ========       ========


                                                                  LIFE ON WHICH
                                                                 DEPRECIATION IN
                                                       DATE      INCOME STATEMENT
STATE/TYPE (# OF PROPERTIES)                         ACQUIRED      IS COMPUTED
----------------------------                         --------    ----------------
CALIFORNIA
         Freestanding Retail Properties (1)             6/94         40 Years
ILLINOIS
         Community Shopping Centers (5)              6/94-5/98       40 Years
         Freestanding Retail Properties (8)             6/94         40 Years
         Entertainment Facilities (2)                   6/94
INDIANA
         Community Shopping Centers (8)              6/94-5/98       40 Years
         Freestanding Retail Properties (1)             6/94         40 Years
KANSAS
         Community Shopping Centers (5)              6/94-5/98       40 Years
         Freestanding Retail Properties (8)             6/94         40 Years
         Entertainment Facility (1)                    11/97         40 Years

MARYLAND
         Freestanding Retail Properties (1)             6/94         40 Years
MICHIGAN
         Community Shopping Centers (7)              6/94-5/98       40 Years
MINNESOTA
         Community Shopping Centers (1)                 5/98         40 Years

MISSOURI
         Community Shopping Centers (4)                 6/94         40 Years
         Freestanding Retail Properties (1)             6/94         40 Years
OHIO
         Community Shopping Centers (2)              11/94-5/98      40 Years

WISCONSIN
         Community Shopping Centers (7)                 6/94         40 Years
         Freestanding Retail Properties (4)             6/94         40 Years


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information called for by this Item 10 is incorporated herein by reference to the information included under the captions "Election of Directors" and "Management" in the Company's definitive Proxy Statement for the 1999 Annual Meeting of Shareholders (the "Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

    The information called for by this Item 11 is incorporated herein by reference to the information included in the Proxy Statement under the caption "Executive Compensation" and "Management--Compensation of Directors".

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information called for by this Item 12 is incorporated herein by reference to the information included under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    None

                                    PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

A.  The following documents are filed as part of this report:

    (a)(1)   Consolidated Financial Statements:

             See Index to Consolidated Financial Statements and Supplementary Data on page 15 of this Annual Report on Form 10-K.

    (a)(2)   Consolidated Financial Statement Schedule:

             See Index to Consolidated Financial Statements and Supplementary Data on page 15 of this Annual Report on Form 10-K.

    (a)(3)   Exhibits:

             The following exhibits listed on the attached Exhibit Index are included as part of this Annual Report on Form 10-K as required by Item 601 of Regulation S-K:

    (b)      Reports on Form 8-K:

             During the three-month period ending December 31, 1998, there were no reports on Form 8-K filed.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MALAN REALTY INVESTORS, INC.

By:/s/ Anthony S. Gramer
-------------------------------------
Anthony S. Gramer                            Date: March 17, 1999

Chief Executive Officer and President

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         Signature                                 Title                        Date
-------------------------------------        -------------------------     --------------

/s/Anthony S. Gramer                         Chief Executive Officer,      March 17, 1999
-------------------------------------        President and Director
Anthony S. Gramer


/s/Elliott J. Broderick                      Chief Accounting Officer      March 17, 1999
-------------------------------------
Elliott J. Broderick


*                                            Director                      March 17, 1999
-------------------------------------
Robert D. Kemp, Jr.


*                                            Director                      March 17, 1999
-------------------------------------
William McBride III

*                                            Director                      March 17, 1999
William F. Pickard
-------------------------------------

*                                            Director                      March 17, 1999
-------------------------------------
Richard T. Walsh


*by:/s/Anthony S. Gramer
-------------------------------------
Anthony S. Gramer, as attorney-in-fact

                          MALAN REALTY INVESTORS, INC.
                            FORM 10-K EXHIBIT INDEX

EXHIBIT
NUMBER
------

    3(a)--Amended and Restated Articles of Incorporation of Malan Realty
          Investors, Inc. filed with this document.

    3(b)--By-Laws of Malan Realty Investors, Inc. (incorporated herein by reference to Exhibit 3(b) filed with the 1994 Second Quarter Form 10-Q).

    3(c)--Certificate of Designations, Preferences and Rights of Series A Junior
          Participating Preferred Stock of Malan Realty Investors, Inc. filed with this document.

    4(a)--Indenture, dated as of June 24, 1994, between Malan Realty Investors,
          Inc. and The Bank of New York, as Trustee, with respect to the 9 1/2% Convertible Subordinated Debentures due 2004 (incorporated herein by reference to Exhibit 4(a) filed with the 1994 Second Quarter Form 10-Q).

    4(b)--Indenture, dated as of June 24, 1994, between Malan Realty Investors,
          Inc. and IBJ Schroeder, as Trustee, with respect to the 8 1/2% Secured Convertible Notes due 2003 (incorporated herein by reference to Exhibit 4(b) filed with the 1994 Second Quarter Form 10-Q).

    4(c)--Rights Agreement, dated as of January 15, 1999, between Malan Realty
          Investors, Inc. and The Bank of New York which includes the Certificate of Designations, Preferences and Rights of Series A Junior Participating Preferred Stock of Malan Realty Investors, Inc. as Exhibit A. Incorporated by reference to the Company's Registration Statement on Form 8-A filed with the Commission on February 3, 1999 (File No. 1-13092).

   10(a)--The Malan Realty Investors, Inc. 1994 Stock Option Plan (incorporated herein by reference to Exhibit 10(a) filed with the 1994 Second Quarter Form 10-Q).

  *10(b)--Employment Agreement, dated as of June 25, 1994, between the Company and Anthony S. Gramer (incorporated herein by reference to Exhibit 10(b) filed with the 1994 Second Quarter Form 10-Q).

   10(c)--Note Purchase Agreement, dated as of June 24, 1994, between Malan
          Realty Investors, Inc. and Merrill Lynch Global Allocation Fund, Inc. (incorporated herein by reference to Exhibit 10(e) filed with the 1994 Second Quarter Form 10-Q).

   10(d)--Warrant Agreement, dated as of June 17, 1994, between Malan Realty
          Investors, Inc. and National Westminster Bank Plc, New York Branch (incorporated herein by reference to Exhibit 10(f) filed with the 1994 Second Quarter Form 10-Q).

   10(e)--Mortgage, Security Agreement, Assignment of Rents and Financing
          Statement, dated as of June 24, 1994, made by Malan Realty Investors, Inc. to IBJ Schroeder Bank & Trust Company, as modified by First Modification of Mortgage, Security Agreement, Assignment of Rents and Financing Statement, dated as of August 1, 1994 (incorporated herein by reference to Exhibit 10(g) filed with the 1994 Second Quarter Form 10-Q).

   10(f)--Registration Rights Agreement, dated as of June 24, 1994, between the
          Company and Merrill Lynch Global Allocation Fund, Inc. (incorporated herein by reference to Exhibit 10(h) filed with the 1994 Second Quarter Form 10-Q).

  *10(g)--Malan Realty Investors, Inc. 1995 Stock Option Plan for Non-Employee
          Directors (incorporated herein by reference to Exhibit 10(p) filed with the 1994 Form 10-K).

  *10(h)--Malan Realty Investors, Inc. 1995 Stock Compensation Plan for
          Non-Employee Directors (incorporated herein by reference to Exhibit 10(q) filed with the 1994 Form 10-K).

   10(i)--Purchase and Sale Agreement, dated as of April 13, 1995, between the Company and Clinton Pointe Joint Venture (incorporated herein by reference to Exhibit 10(s) filed with the 1995 First Quarter Form 10-Q).

   10(j)--Agreement of Sale and Purchase, dated as of July 18, 1995, among TG-Ford Associates and Ford Motor Land Development Corporation, collectively, and Malan Realty Investors, Inc. (incorporated herein by reference to Exhibit 10(x) filed with the 1995 Second Quarter Form 10-Q).

   10(k)--$63,000,000 Amended and Restated Credit Agreement, dated as of August
          16, 1995, between Malan Realty Investors, Inc. and National Westminster Bank Plc, New York Branch (incorporated herein by reference to Exhibit 10(y) filed with the Company's Amended Quarterly Report on Form 10-Q/A for the quarter ended September 30, 1995 (the "1995 Third Quarter Form 10-Q/A").

   10(l)--$63,000,000 Malan Mortgage Securities Trust 1995-A, Trust and
          Servicing Agreement, dated as of August 16, 1995, by and among Malan Depositor, Inc., as Depositor, Banker's Trust Company, as Servicer, and Marine Midland Bank, as Trustee (incorporated herein by reference to Exhibit 10(z) filed with the 1995 Third Quarter Form 10-Q/A).

  *10(m)--First Amendment to Employment Agreement, dated as of August 15, 1997 between the Company and Anthony S. Gramer.

  *10(n)--Change in Control Agreement, dated as of August 15, 1997 between the Company and Michael K. Kaline.

  *10(o)--Change in Control Agreement, dated as of August 15, 1997 between the Company and Elliott Broderick.

   10(p)--Revolving Loan Agreement among Malan Revolver, Inc., as Company, Malan
          Realty Investors, Inc. As Parent and Greenwich Capital Markets, Inc. As Lender dated as of November 24, 1997 (incorporated herein by reference to exhibit 10(p) filed with the 1997 Form 10-K).

   10(q)--Agreement For Purchase of Real Estate between Brandon Associates
          Westland, L.L.C., "Seller" and Malan Realty Investors, Inc., "Buyer" dated as of January 29, 1998 (incorporated herein by reference to exhibit 10(q) filed with the 1997 Form 10-K).

   10(r)--Agreement of Sale and Purchase between Sandor Development Company, as agent for sellers, and Malan Realty Investors, Inc. as buyer dated as of May 6, 1998. (incorporated herein by reference to exhibit 10(r) filed with the June 1, 1998 Amendment No. 1 to Form S-2).

   10(s)--Loan Agreement among Malan Midwest LLC., and Bloomfield Acceptance
          Company, LLC., dated as of May 29, 1998 (incorporated herein by reference to exhibit 10(s) filed with the June 1, 1998 Amendment No. 1 Form S-2).

      21--Subsidiaries

   23(A)--Consent of Deloitte & Touche LLP

      24--Powers of Attorney

      27--Financial Data Schedule

       * A management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K (incorporated herein by reference to exhibits 10(m), 10(n) and 10(o) filed with the 1997 Form 10-K).





36