Form 10-Q
period 1999-03-31
MALAN REALTY INVESTORS INC
filed 1999-05-10
CIK 914735

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1999

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from               to
                                                 -------------    -------------

                         Commission file number 1-13092

                          MALAN REALTY INVESTORS, INC.
               (Exact name of registrant as specified in charter)

                  Michigan                                      38-1841410
            (State or other jurisdiction                     (I.R.S. Employer
            of incorporation or organization)             Identification Number)

         30200 Telegraph Rd., Ste. 105                             48025
           Bingham Farms, Michigan                               (Zip Code)
        (Address of principal executive offices)

         Registrant's telephone number, including area code: (248) 644-7110

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. YES [X] NO [ ]


         As of April 30, 1999, 5,169,590 shares of Common Stock, Par Value $.01 Per share, were outstanding.

                          MALAN REALTY INVESTORS, INC.
                                    FORM 10-Q

                                      INDEX

                                                                                    PAGE
                                                                                    ----

PART I   FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                           Balance Sheets as of March 31, 1999
                           (unaudited) and December 31, 1998                           3

                           Statements of Operations (unaudited) for
                           the three months ended March 31, 1999 and 1998              4

                           Statements of Cash Flows (unaudited) for the
                           three months ended March 31, 1999 and 1998                  5

                           Notes to Consolidated Financial Statements (unaudited)      6-7


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                           8-13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                    13

PART II  OTHER INFORMATION                                                             14


SIGNATURES                                                                             15


                  MALAN REALTY INVESTORS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)



                                                           MARCH 31,       DECEMBER 31,
                                                             1999             1998
                                                         ------------     -------------
                                                          (Unaudited)
  ASSETS
     Real estate
       Land, buildings and improvements                     $265,318         $261,783
       Less: accumulated depreciation                        (22,130)         (21,286)
                                                         ------------     -------------
                                                             243,188          240,497

     Accounts receivable, net                                  2,810            1,662
     Deferred financing and other                              8,923            9,450
     Cash and cash equivalents                                 1,354            2,898
     Escrow deposits                                           2,477            2,330
                                                         ------------     -------------
            Total Assets                                    $258,752         $256,837
                                                         ============     =============

  LIABILITIES
     Mortgages                                              $125,286         $122,279
     Convertible debentures                                   44,925           44,925
     Convertible notes                                        27,000           27,000
     Deferred income                                           1,305            1,160
     Accrued distributions payable                             2,197            2,200
     Accounts payable and other                                2,457            2,871
     Accrued property taxes                                    2,175            1,265
     Accrued interest payable                                  2,220            3,900
                                                         ------------     -------------
            Total Liabilities                                207,565          205,600
                                                         ------------     -------------

  SHAREHOLDERS' EQUITY
     Common stock ($.01 par value, 30 million shares
       authorized, 5,169,590 and 5,168,742 shares
       issued and outstanding at March 31, 1999 and
       December 31, 1998, respectively)                           52               52
      Additional paid in capital                              74,129           74,117
      Accumulated distributions in excess of net income      (22,994)         (22,932)
                                                         ------------     -------------
            Total shareholders' equity                        51,187           51,237
                                                         ------------     -------------

            Total Liabilities and
                    Shareholders' Equity                    $258,752         $256,837
                                                         ============     =============



                 See Notes to Consolidated Financial Statements

                  MALAN REALTY INVESTORS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (Unaudited)




                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                            1999               1998
                                                     -----------------  ------------------
REVENUES
    Minimum rent                                               $7,682              $6,283
    Percentage and overage rents                                  348                 301
    Recoveries from tenants                                     2,984               2,399
    Interest and other income                                      87                  71
    Gain on sale of real estate                                 1,751
                                                     -----------------  ------------------
          Total Revenues                                       12,852               9,054
                                                     -----------------  ------------------

EXPENSES
    Property operating and maintenance                          1,170                 736
    Other operating expenses                                      368                 347
    Real estate taxes                                           2,158               1,957
    General and administrative                                    545                 389
    Depreciation and amortization                               1,579               1,310
                                                     -----------------  ------------------
          Total Operating Expenses                              5,820               4,739
                                                     -----------------  ------------------

OPERATING INCOME                                                7,032               4,315
INTEREST EXPENSE                                                4,438               4,016
                                                     -----------------  ------------------

INCOME BEFORE
    EXTRAORDINARY ITEM                                          2,594                 299

EXTRAORDINARY ITEM:
     Loss on extinguishment of debt                              (459)
                                                     -----------------  ------------------

NET INCOME                                                     $2,135                $299
                                                     =================  ==================


BASIC AND DILUTED EARNINGS PER
  SHARE BEFORE EXTRAORDINARY ITEM                               $0.50               $0.08
                                                     =================  ==================

BASIC AND DILUTED EARNINGS
  PER SHARE                                                     $0.41               $0.08
                                                     =================  ==================





                 See Notes to Consolidated Financial Statements

                  MALAN REALTY INVESTORS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)



                                                                           THREE MONTHS ENDED MARCH 31,
                                                                             1999               1998
                                                                         ------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME                                                                  $2,135                $299
                                                                         ------------       -------------
  Adjustments to reconcile net income to
    net cash flows provided by operating activities:
     Depreciation and amortization                                             1,579               1,310
     Amortization of deferred financing costs                                    480                 447
     Directors compensation issued in stock                                       12                  12
     Gain on sale of real estate                                              (1,751)
     Loss on extinguishment of debt                                              459
     Change in operating assets and liabilities that used cash:
          Accounts receivable and other assets                                (1,273)             (2,601)
          Accounts payable, deferred income and
             other accrued liabilities                                        (1,039)               (370)
                                                                         ------------       -------------
       Total adjustments                                                      (1,533)             (1,202)
                                                                         ------------       -------------
       NET CASH FLOWS PROVIDED BY (USED FOR)
         OPERATING ACTIVITIES                                                    602                (903)
                                                                         ------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Real estate developed, acquired or improved, net
         of mortgage assumed                                                  (9,873)             (2,037)
     Deposits to escrow                                                       (5,300)             (4,741)
     Disbursements from escrow                                                 5,153               4,867
     Net proceeds from sale of real estate                                     7,175
                                                                         ------------       -------------
       NET CASH FLOWS USED FOR
         INVESTING ACTIVITIES                                                 (2,845)             (1,911)
                                                                         ------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal repayments on mortgages                                        (3,787)                (84)
     Proceeds from mortgages                                                   3,800
     Debt issuance costs                                                        (108)
     Draws on lines of credit                                                 11,294               4,350
     Repayments on lines of credit                                            (8,300)
     Proceeds from stock options exercised                                                            36
     Distributions to shareholders                                            (2,200)             (1,620)
                                                                         ------------       -------------
       NET CASH FLOWS PROVIDED BY                                                699               2,682
       FINANCING ACTIVITIES                                              ------------       -------------

Net (decrease) in cash and cash equivalents                                   (1,544)               (132)

Cash and cash equivalents at beginning of
     period                                                                    2,898               1,717
                                                                         ------------       -------------

Cash and cash equivalents at end of period                                    $1,354              $1,585
                                                                         ============       =============


SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION-
   CASH PAID FOR INTEREST DURING THE PERIOD                                   $5,628              $5,515
                                                                         ============       =============


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

Principles of Consolidation - The accompanying consolidated financial statements include the activity of the Company and its wholly owned subsidiaries, Malan Mortgagor, Inc., Malan Meadows, Inc., Malan Revolver, Inc and Malan Midwest, LLC. All significant inter-company balances and transactions have been eliminated.

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

2.  COMPENSATION PLANS

          The activity in the Directors Stock Compensation Plan for the three months ended March 31, 1999 consisted of 848 shares issued at $14.125 per share.

          Compensation expense in connection with the Company's 401(k) retirement plan for the three months ended March 31, 1999 was $8,000.

3.  MORTGAGES

         In February 1999, the Company obtained a $3.8 million mortgage with Mercantile Bank collateralized by its interest in the Southwind Theater complex located in Lawrence, Kansas. The loan is for seven year term due February 2, 2006 with interest fixed at 7.49% for the first five years and a provision for readjustment after five years. Payments of interest and principal amortized over 20 years are due monthly.

         In April 1999, the Company and Bloomfield Acceptance Company amended a previous loan agreement dated May 1998 to reflect additional loan proceeds of $3.0 million. As part of the amended agreement, the Company transferred its interest in the Wal-Mart Plaza in Decatur, Illinois, purchased in January 1999, to its wholly owned subsidiary, Malan Midwest, LLC as additional collateral for the loan. Terms of the loan agreement were amended to include monthly payments of interest on the incremental balance at the rate of 8.245% per year and principal amortized over 30 years.

4.  EARNINGS PER SHARE

         Earnings per share ("EPS") data were computed as follows (in thousands except per share amounts):

                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                       1999          1998
                                                       ----          ----
Income before extraordinary item ..............      $  2,594      $   299
                                                     ========      =======

Net Income ....................................      $  2,135      $   299
                                                     ========      =======

BASIC EPS:
Weighted-average shares outstanding ...........         5,169        3,784
                                                     ========      =======
Basic earnings per share before
extraordinary item ............................      $   0.50      $  0.08
                                                     ========      =======
Basic earnings per share ......................      $   0.41      $  0.08
                                                     ========      =======

DILUTED EPS:
Weighted-average shares outstanding ...........         5,169        3,784
Shares issued upon exercise of dilutive
  options......................................           101          267
Shares purchased with proceeds of options .....           (96)        (223)
                                                     --------      -------
Shares applicable to diluted earnings .........         5,174        3,828
                                                     ========      =======
Diluted earnings per share before
extraordinary item ............................      $   0.50      $  0.08
                                                     ========      =======
Diluted earnings per share ....................      $   0.41      $  0.08
                                                     ========      =======

Diluted EPS reflects the potential dilution of securities that could share in the earnings but does not include shares issuable upon conversion of securities that would have an antidilutive effect on earnings per share.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 1999 to Three Months Ended March 31, 1998

         Total revenues increased $3.798 million from 1998. Approximately $1.751 million of the increase resulted from gain on the sale of a freestanding Kmart retail building located in Colma, California in March 1999. Rents and recoveries from tenants increased $2.031 million resulting primarily from the Company's acquisition of a 12 shopping center portfolio in May 1998 , the Wal-Mart Plaza at Decatur, Illinois in March 1999 and the completion of redevelopments at Melrose Park, Illinois in March 1999, North Aurora, Illinois in November 1998 and Lawrence, Kansas in October 1998.

         Total operating expenses increased $1.081 million from 1998 to 1999. Property operating and maintenance expense, real estate taxes and depreciation and amortization increased $434,000, $201,000 and $269,000 respectively, primarily due to the acquisitions and redevelopments discussed above. General and administrative expense and other property operating expenses increased $156,000 and $21,000, respectively, primarily due to increased compensation expense.

         Interest expense (including related amortization of deferred financing costs) increased approximately $422,000 due to increased debt levels from borrowing on the Company's lines of credit, long-term financing related to the acquisitions of properties and amortization of deferred financing costs on such borrowings.

         As a result of the pay down of a portion of the Company's Securitized Mortgage Loan in connection with the sale of property in Colma, California, the Company incurred a loss on extinguishment of debt of $459,000, primarily from the charge off of deferred financing costs associated with the pay down and a related prepayment penalty.

         Overall, net income increased approximately $1.836 million to $2.135 million in 1999 primarily as a result of an increase in operating income from property sales, acquisitions and redevelopments offset by a loss incurred from the extinguishment of debt.

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

         There are Year 2000 issues that will generally affect all businesses including the Company, such as the Year 2000 compliance of public utility companies and governmental agencies. If such issues occur, then there could be an interruption in, or failure of, the Companies normal business activities, that could have a material adverse effect on the Company's operations, liquidity and financial condition. At this time, there is insufficient information to evaluate the likelihood of such an occurrence.

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

The following table shows the components that comprise the Company's FFO for the three months ended March 31, 1999 and 1998 and the reconciliation of basic to diluted FFO. The 1998 period has been restated to conform with the 1999 presentation (in thousands):

                                                                    Three Months Ended March 31,
                                                                        1999          1998
                                                                      ---------     ---------

 NET INCOME ......................................................      $ 2,135       $   299

 DEPRECIATION AND AMORTIZATION:

      Depreciation of buildings and improvements .................        1,507         1,251

      Amortization of tenant allowances and tenant improvements ..           38            29

      Amortization of leasing costs ..............................           33            28

  Gain on sale of real estate ....................................       (1,751)

  Loss on extinguishment of debt .................................          459             -
                                                                      ---------     ---------

  FUNDS FROM OPERATIONS, BASIC ...................................      $ 2,421       $ 1,607
                                                                      ---------     ---------

  Interest expense on convertible securities .....................        1,641         1,896

 Amortization of deferred financing costs on convertible
      securities..................................................           71            84
                                                                      ---------     ---------

FUNDS FROM OPERATIONS, DILUTED ...................................      $ 4,133       $ 3,587
                                                                      =========     =========

Weighted average shares outstanding:

Basic ............................................................        5,169         3,784
                                                                      =========     =========

Diluted, assuming conversion of convertible securities ...........        9,405         8,705
                                                                      =========     =========

LIQUIDITY AND CAPITAL RESOURCES

         Cash flow from operations is the principal source of capital to fund the Company's ongoing operations. Current efforts to increase cash flow have centered on additional acquisitions of properties and redevelopment opportunities at certain of the Company's existing properties.

Acquisitions

         In January 1999, the Company completed the acquisition of the Wal-Mart Plaza, a 45,000 square foot community shopping center in Decatur, Illinois, for $4.68 million. The acquisition was originally part of a larger portfolio of Wal-Mart anchored shopping centers which was acquired by the Company in 1998 and was delayed to accommodate the completion of an expansion of the center. The acquisition was funded out of proceeds from the Company's line of credit with NBD First Chicago (the "NBD Line") and from available cash reserves.

Redevelopments

         In March 1999, construction was completed at the Company's property in Melrose Park, Illinois on a 61,000 square foot, 10-plex theater complex under an agreement with Cinemark USA ("Cinemark") to replace a freestanding former Builders Square building which had been vacant since 1995. Upon completion, the Company provided a construction allowance to Cinemark of approximately $3.9 million which was funded primarily out of proceeds of a $3.8 million mortgage with Mercantile Bank discussed further below. Total costs of the development including capitalized interest, taxes and leasing commissions were approximately $4.8 million.

         Construction was completed in March 1999 on a new 24,000 square foot Ace Hardware Store in Arkansas City, Kansas. The former Kmart building was redeveloped and subdivided at a cost of approximately $599,000 which was funded primarily from the Company's line of credit with Greenwich Capital Markets, Inc. (the "Greenwich Capital Line"). The Company is negotiating with several national and regional retailers to lease the remaining 16,000 square feet of the building.

         Construction is currently underway at the Company's property in Lincoln, Illinois to redevelop the balance of a former Kmart store into a 25,000 square feet Staples, Inc. office supply store. The space is anticipated to be completed during the Second Quarter 1999 at a cost of approximately $700,000 and is anticipated to be funded out of available working capital and/or draws on the Company's lines of credit.

         Phase II of the redevelopment of the Pine Ridge Plaza in Lawrence, Kansas is anticipated to begin shortly. Current plans call for the addition of two "big box" national retailers consisting of 20-25,000 square feet each and approximately 20,000 square feet of additional in-line retail space. Construction on the two big box retailers is anticipated to begin sometime in the second quarter 1999, when lease terms are finalized. Total costs of the Phase II development are anticipated to range from approximately $3.7 million to $4.0 million depending on the final scope of the project and are anticipated to be expended over the next twelve to eighteen months. Possible sources of funding for the project include the Company's lines of credit and property specific financing.

Capital Expenditures

         The Company incurs capital expenditures in the ordinary course of business in order to maintain its properties. Such capital expenditures typically include roof, parking lot and other structural repairs, some of which are reimbursed by tenants. In 1999, the Company anticipates spending approximately $1.1 million (of which none had been incurred in the three months ended March 31, 1999) for capital expenditures to be funded primarily out of reserves required for the Company's collateralized mortgages and partially from operating cash flows.

         The Company will occasionally provide inducements such as building allowances or space improvements and/or pay leasing commissions to outside brokers in order to procure new tenants or renegotiate expiring leases with current tenants. The total cost of these expenditures in 1999 is estimated to be approximately $333,000 (of which $87,000 had been incurred in the three months ended March 31, 1999). These expenditures are generally funded by operating cash flows and increased revenues resulting from such expenditures.

Sources of Capital

         In March 1999, the Company sold a property in Colma, California containing a freestanding Kmart store for $7.665 million. In conjunction with the sale, the Company paid down $3.625 million on its

Securitized Mortgage Loan to have the property released from the collateral pool. Net proceeds from the sale of $3.5 million after pay down of the mortgage and selling expenses were used to pay down the Company's lines of credit.

         The Company has entered into a contract to sell its interest in the Miller Mall, a 130,000 square foot shopping center in Gary, Indiana. The sale is anticipated to close in the Second Quarter 1999 after details of the sale are finalized. Net proceeds from the sale of approximately $600,000 are anticipated to be used to pay down outstanding indebtedness.

         In February 1999, the Company obtained a $3.8 million mortgage with Mercantile Bank collateralized by its interest in the Southwind Theater complex located in Lawrence, Kansas. The loan is for a seven year term due February 2, 2006 with interest fixed at 7.49% for the first five years and a provision for readjustment after five years. Payments of interest and principal amortized over 20 years are due monthly. Proceeds of the loan were utilized to pay a portion of the construction allowance due Cinemark for the theater in Melrose Park, Illinois.

         In April 1999, the Company and Bloomfield Acceptance Company amended a previous loan agreement dated May 1998 to reflect additional loan proceeds of $3.0 million. As part of the amended agreement, the Company transferred its interest in the Wal-Mart Plaza in Decatur, Illinois purchased in January 1999 to its wholly owned subsidiary, Malan Midwest, LLC as additional collateral for the loan. Terms of the loan agreement were amended to include monthly payments of interest on the incremental balance at the rate of 8.245% per year and principal amortized over 30 years. The additional loan proceeds were used to pay down the Greenwich Capital Line and for general working capital purposes.

         The Company has in place a plan to repurchase and retire up to $15 million aggregate principal of its 9.5% Subordinated Convertible Debentures ("Debentures") due July 2004. Through March 31, 1999, the Company had repurchased $9.625 million of Debentures. No Debentures were repurchased during the quarter ended March 31, 1999, however, the Company intends to make additional purchases in the future as funds become available.

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

         In March 1999, the Company extended the NBD Line through March 31, 2000. The NBD Line calls for monthly payments of interest at the rate of 200 basis points over LIBOR and is collateralized by the Company's interest in Orchard-14 Shopping Center in Farmington Hills, Michigan. The Greenwich Capital Line is a revolving line of credit which expires November 1999 and is collateralized by 16 properties owned by the Company's wholly owned subsidiary, Malan Revolver, Inc. The Greenwich Capital Line requires monthly payments of interest only at LIBOR plus 150 basis points. Amounts outstanding as of March 31, 1999 under the Greenwich Capital Line and the NBD Line were $17.8 million and $200,000, respectively, and the total maximum borrowings under each line as of that date were $17.8 million and $4.5 million, respectively.

         The Company is in discussions with several lenders to replace the Greenwich Capital Line and obtain permanent financings on several of its unencumbered properties.

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

ITEM 3A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company has exposure to interest rate risk on its debt obligations and interest rate instruments. Based on the Company's outstanding variable rate debt at March 31, 1999, a one percent increase or decrease in interest rates would decrease or increase, respectively, the Company earnings and cash flows by approximately $180,000 on an annualized basis.

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

         NONE

Item 6:  Exhibits and Reports on Form 8-K

         a) Exhibit Index:

                  27       Financial Data Schedule               Filed with
                                                                 this document

         b)  Reports on Form 8-K

                  During the three-month period ended March 31, 1999, one report was filed on Form 8-K under Item 5 - Other Events, relative to the creation of a shareholders rights plan the Company has initiated. This report was dated January 15, 1999 and filed February 3, 1999.

                          MALAN REALTY INVESTORS, INC.
                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MALAN REALTY INVESTORS, INC.



By: /s/ Anthony S. Gramer
   -------------------------------------
        Anthony S. Gramer
        Chief Executive Officer and President




By: /s/ Elliott J. Broderick
   -------------------------------------
        Elliott J. Broderick
        Chief Accounting Officer




Dated: May 10, 1999

                                 Exhibit Index
                                 -------------

Exhibit No.                   Description
-----------                   -----------
     27                       Financial Data Schedule