Form 10-Q
period 1999-06-30
MALAN REALTY INVESTORS INC
filed 1999-08-13
CIK 914735

==============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended June 30, 1999

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. YES [X] NO [ ]


        As of August 10, 1999, 5,170,670 shares of Common Stock, Par Value $.01 Per share, were outstanding.

                          MALAN REALTY INVESTORS, INC.
                                    FORM 10-Q

                                      INDEX

                                                                                PAGE

PART I   FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

             Balance Sheets as of June 30, 1999
             (unaudited) and December 31, 1998                                  3


             Statements of Operations (unaudited) for
             the three months and the six months ended
             June 30, 1999 and 1998                                             4

             Statements of Cash Flows (unaudited) for the
             six months ended June 30, 1999 and 1998                            5

             Notes to Consolidated Financial Statements (unaudited)             6-8


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                    9-14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk             14

PART II  OTHER INFORMATION                                                      15


SIGNATURES                                                                      17


                  MALAN REALTY INVESTORS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)




                                                                             JUNE 30,                    DECEMBER 31,
                                                                              1999                          1998
                                                                   --------------------------    --------------------------
                                                                          (UNAUDITED)
ASSETS
 Real estate
  Land, buildings and improvements                                 $              266,720        $              261,783
  Less: accumulated depreciation                                                  (23,618)                      (21,286)
                                                                   ----------------------        ----------------------
                                                                                  243,102                       240,497

 Accounts receivable, net                                                           3,885                         1,662
 Deferred financing and other                                                       8,055                         9,450
 Cash and cash equivalents                                                          1,335                         2,898
 Escrow deposits                                                                    2,250                         2,330
                                                                   ----------------------        ----------------------
     Total Assets                                                  $              258,627        $              256,837
                                                                   ======================        ======================

LIABILITIES
 Mortgages                                                         $              123,985        $              122,279
 Convertible debentures                                                            44,925                        44,925
 Convertible notes                                                                 27,000                        27,000
 Deferred income                                                                      860                         1,160
 Accrued distributions payable                                                      2,198                         2,200
 Accounts payable and other                                                         2,274                         2,871
 Accrued property taxes                                                             3,342                         1,265
 Accrued interest payable                                                           3,882                         3,900
                                                                   ----------------------        ----------------------
     Total Liabilities                                                            208,466                       205,600
                                                                   ----------------------        ----------------------

SHAREHOLDERS' EQUITY
 Common stock ($.01 par value, 30 million shares
   authorized, 5,170,670 and 5,168,742 shares
   issued and outstanding at June 30, 1999 and
   December 31, 1998, respectively)                                                    52                            52
 Additional paid in capital                                                        74,118                        74,117
 Accumulated distributions in excess of net income                                (24,009)                      (22,932)
                                                                   ----------------------        ----------------------
     Total shareholders' equity                                                    50,161                        51,237
                                                                   ----------------------        ----------------------

     Total Liabilities and
          Shareholders' Equity                                     $              258,627        $              256,837
                                                                   ======================        ======================




                 See Notes to Consolidated Financial Statements

                  MALAN REALTY INVESTORS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                    THREE MONTHS ENDED       SIX MONTHS ENDED
                                                          JUNE 30,                JUNE 30,
                                                     1999        1998       1999       1998
                                                   --------    --------   --------   --------
REVENUES
    Minimum rent                                   $  7,773    $  6,704   $ 15,455   $ 12,987
    Percentage and overage rents                        352         305        700        606
    Recoveries from tenants                           2,736       2,250      5,720      4,649
    Interest and other income                            72          53        159        124
    Gain on sale of real estate                                              1,751
                                                   --------    --------   --------   --------
         Total Revenues                              10,933       9,312     23,785     18,366
                                                   --------    --------   --------   --------

EXPENSES
    Property operating and maintenance                  729         581      1,899      1,317
    Other operating expenses                            475         396        843        743
    Real estate taxes                                 2,159       1,908      4,317      3,865
    General and administrative                          468         403      1,013        792
    Depreciation and amortization                     1,543       1,336      3,122      2,646
                                                   --------    --------   --------   --------
         Total Operating Expenses                     5,374       4,624     11,194      9,363
                                                   --------    --------   --------   --------

OPERATING INCOME                                      5,559       4,688     12,591      9,003
INTEREST EXPENSE                                      4,377       4,285      8,815   $  8,301
                                                   --------    --------   --------   --------

INCOME BEFORE
    EXTRAORDINARY ITEM                                1,182         403      3,776        702

EXTRAORDINARY ITEM:
    Loss on extinguishment of debt                                            (459)
                                                   --------    --------   --------   --------

NET INCOME                                         $  1,182    $    403   $  3,317   $    702
                                                   ========    ========   ========   ========

EARNINGS PER SHARE BEFORE
    EXTRAORDINARY ITEM
      BASIC                                        $   0.23    $   0.10   $   0.73   $   0.18
                                                   ========    ========   ========   ========
      DILUTED                                      $   0.23    $   0.10   $   0.73   $   0.18
                                                   ========    ========   ========   ========


EARNINGS PER SHARE AFTER
    EXTRAORDINARY ITEM
      BASIC                                        $   0.23    $   0.10   $   0.64   $   0.18
                                                   ========    ========   ========   ========
      DILUTED                                      $   0.23    $   0.10   $   0.64   $   0.18
                                                   ========    ========   ========   ========




    See Notes to Consolidated Financial Statements

                  MALAN REALTY INVESTORS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)



                                                                    SIX MONTHS ENDED JUNE 30,
                                                                         1999        1998
                                                                     --------    --------

CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME                                                         $  3,317    $    702
                                                                     --------    --------
  Adjustments to reconcile net income to
   net cash flows provided by operating activities:
   Depreciation and amortization                                        3,122       2,646
   Amortization of deferred financing costs                               948         965
   Forfeited interest on debt conversions                                              14
   Directors compensation issued in stock                                  24          24
   Gain on sale of real estate                                         (1,751)
   Loss on extinguishment of debt                                         459
   Change in operating assets and liabilities that
   used cash:
    Accounts receivable and other assets                               (1,950)     (4,316)
    Accounts payable, deferred income and
     other accrued liabilities                                          1,162       3,864
                                                                     --------    --------
   Total adjustments                                                    2,014       3,197
                                                                     --------    --------
   NET CASH FLOWS PROVIDED BY
   OPERATING ACTIVITIES                                                 5,331       3,899
                                                                     --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Real estate developed, acquired or improved, net
     of mortgage assumed                                              (11,274)    (32,230)
  Deposits to escrow                                                  (10,257)     (9,554)
  Disbursements from escrow                                            10,337       9,273
  Net proceeds from sale of real estate                                 7,175         240
                                                                     --------    --------
   NET CASH FLOWS USED FOR
   INVESTING ACTIVITIES                                                (4,019)    (32,271)
                                                                     --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from secondary stock offering                                      21,362
   Principal repayments on mortgages                                   (4,888)       (300)
   Proceeds from mortgages                                              3,800      18,000
   Debt issuance costs                                                   (188)       (311)
   Draws on lines of credit                                            11,294      14,350
   Repayments on lines of credit                                       (8,500)    (19,050)
   Proceeds from stock options exercised                                    4          36
   Distributions to shareholders                                       (4,397)     (3,240)
                                                                     --------    --------
    NET CASH FLOWS PROVIDED BY (USED FOR)                              (2,875)     30,847
                                                                     --------    --------
    FINANCING ACTIVITIES

Net (decrease) in cash and cash equivalents                            (1,563)      2,475

Cash and cash equivalents at beginning of
  period                                                                2,898       1,717
                                                                     --------    --------

Cash and cash equivalents at end of period                           $  1,335    $  4,192
                                                                     ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION-
  CASH PAID FOR INTEREST DURING THE PERIOD                           $  7,944    $  7,426
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

2.  COMPENSATION PLANS

      The activity in the Directors Stock Compensation Plan for the six months ended June 30, 1999 consisted of 1,628 shares issued at $14.125-$15.375 per share.

      Compensation expense in connection with the Company's 401(k) retirement plan for the six months ended June 30, 1999 was $18,000.

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

4.  EARNINGS PER SHARE

         Earnings per share ("EPS") data were computed as follows (in thousands except per share amounts):



                                                                       Three Months Ended June 30,        Six Months Ended June 30,
                                                                       ---------------------------        -------------------------
                                                                          1999             1998             1999             1998
                                                                          ----             ----             ----             ----

Income before extraordinary item ...............................         $ 1,182          $   403          $ 3,776          $   702
                                                                         =======          =======          =======          =======

Net income .....................................................         $ 1,182          $   403          $ 3,317          $   702
                                                                         =======          =======          =======          =======

BASIC EPS:
Weighted-average shares outstanding ............................           5,170            3,899            5,169            3,842
                                                                         =======          =======          =======          =======
Basic earnings per share before
extraordinary item .............................................         $  0.23          $  0.10          $  0.73          $  0.18
                                                                         =======          =======          =======          =======

Basic earnings per share .......................................         $  0.23          $  0.10          $  0.64          $  0.18
                                                                         =======          =======          =======          =======


DILUTED EPS:
Weighted-average shares outstanding ............................           5,170            3,899            5,169            3,842
Shares issued upon exercise of dilutive options ................             156              313              157              312
Shares purchased with proceeds of options ......................            (142)            (272)            (142)            (272)
                                                                         -------          -------          -------          -------
Shares applicable to diluted earnings ..........................           5,184            3,940            5,184            3,882
                                                                         =======          =======          =======          =======
Diluted earnings per share before
extraordinary item .............................................         $  0.23          $  0.10          $  0.73          $  0.18
                                                                         =======          =======          =======          =======
Diluted earnings per share .....................................         $  0.23          $  0.10          $  0.64          $  0.18
                                                                         =======          =======          =======          =======


Diluted EPS reflects the potential dilution of securities that could share in the earnings but does not include shares issuable upon conversion of securities that would have an antidilutive effect on earnings per share.

5.  PROPERTY TRANSACTIONS

    In January 1999, the Company completed the acquisition of the Wal-Mart Plaza, a 45,000 square foot community shopping center in Decatur, Illinois, for $4.68 million.

    In March 1999, the Company sold a property in Colma, California containing a 94,000 square foot freestanding Kmart store, for $7.665 million. A gain of $1.751 million was realized on the sale.

    The Company completed the sale of its interest in Miller Mall, a 130,000 square foot shopping center in Gary, Indiana for $650,000 in August 1999. The Company incurred a loss of approximately $100,000 on the sale.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 1999 to Three Months Ended June 30,
1998


     Total revenues increased $1.621 million from 1998. Rents and recoveries from tenants increased approximately $1.602 million resulting primarily from the Company's acquisitions of a 12 shopping center portfolio in May 1998, the Wal-Mart Plaza in Decatur, Illinois in March 1999 and the completion of redevelopments at Melrose Park, Illinois in March 1999, North Aurora, Illinois in November 1998 and Lawrence, Kansas in October 1998.

     Total operating expenses increased approximately $750,000 from 1998 to 1999. Property operating and maintenance expense, real estate taxes and depreciation and amortization increased $148,000, $251,000 and $207,000 respectively, primarily due to the acquisitions and redevelopments discussed above. General and administrative expense and other property operating expenses increased $65,000 and $79,000, respectively, primarily due to increased compensation expense.

     Interest expense (including related amortization of deferred financing costs) increased approximately $92,000 due to increased debt levels from borrowing on the Company's lines of credit, long-term financing related to the acquisitions of properties and amortization of deferred financing costs on such borrowings.

     Overall, net income increased approximately $779,000 to $1.182 million in 1999 primarily as a result of an increase in operating income from acquisitions and redevelopments.

Comparison of Six Months Ended June 30, 1999 to Six Months Ended June 30, 1998

     Total revenues increased $5.419 million from 1998. Approximately $1.751 million of the increase resulted from a gain on the sale of a freestanding Kmart retail building located in Colma, California in March 1999. Rents and recoveries from tenants increased $3.633 million resulting primarily from the Company's acquisition of a 12 shopping center portfolio in May 1998 , the Wal-Mart Plaza in Decatur, Illinois in March 1999 and the completion of redevelopments at Melrose Park, Illinois in March 1999, North Aurora, Illinois in November 1998 and Lawrence, Kansas in October 1998.

     Total operating expenses increased $1.831 million from 1998 to 1999. Property operating and maintenance expense, real estate taxes and depreciation and amortization increased $582,000, $452,000 and $476,000 respectively, primarily due to the acquisitions and redevelopments discussed above. General and administrative expense and other property operating expenses increased $221,000 and $100,000, respectively, primarily due to increased compensation expense.

     Interest expense (including related amortization of deferred financing costs) increased approximately $514,000 due to increased debt levels from borrowing on the Company's lines of credit, long-term financing related to the acquisitions of properties and amortization of deferred financing costs on such borrowings.

     As a result of the pay down of a portion of the Company's Securitized Mortgage Loan in connection with the sale of property in Colma, California, the Company incurred a loss on extinguishment of debt of $459,000, primarily from the charge off of deferred financing costs associated with the pay down and a related prepayment penalty.

     Overall, net income increased approximately $2.615 million to $3.317 million in 1999 primarily as a result of a gain on the sale of property combined with an increase in operating income resulting from acquisitions and redevelopments offset by a loss incurred from the extinguishment of debt.

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

FUNDS FROM OPERATIONS

     Management considers Funds From Operations ("FFO") to be an appropriate measure of performance of an equity real estate investment trust. Effective beginning with the quarter ended June 30, 1998, the Company adopted the method of calculating FFO as prescribed by the National Association of Real Estate Investment Trusts (NAREIT), as further clarified in a 1995 opinion paper, which utilizes net income or loss excluding gains and losses from sales of property and debt restructuring, further adjusted for certain non-cash items including depreciation and amortization of real estate assets and other nonrecurring items. It is the opinion of the management that reduction for, or inclusion of, these items is not meaningful in evaluating income-producing real estate which, in general, has historically not depreciated. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs, including distributions. FFO should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity or the ability to pay distributions but rather, as a supplemental tool to be used in conjunction with these factors in analyzing the Company's overall performance.

     The Company reports FFO on both a basic and diluted basis. The diluted basis assumes the conversion of the Company's convertible debentures and convertible notes into shares of common stock as well as other common stock equivalents including those which are antidilutive to earnings per share.

The following table shows the components that comprise the Company's FFO for the three months and the six months ended June 30, 1999 and 1998 and the reconciliation of basic to diluted FFO. The 1998 period has been restated to conform with the 1999 presentation (in thousands):


                                                                     Three Months June 30,       Six Months June 30,
                                                                       1999        1998          1998         1999
                                                                       ----         ----         ----         ----


NET INCOME ........................................................ $ 1,182       $   403      $ 3,317      $   702
DEPRECIATION AND AMORTIZATION
    Depreciation of buildings and improvements ....................   1,470         1,277        2,977        2,528
    Amortization of tenant allowances and tenant
     improvements .................................................      38            29           76           57
    Amortization of leasing costs .................................      33            28           66           57
    Gain on sale of real estate ...................................      --            --       (1,751)          --
    Loss on extinguishment of debt ................................      --            --          459           --
                                                                    -------       -------      -------      -------
 FUNDS FROM OPERATIONS, BASIC ..................................... $ 2,723       $ 1,737      $ 5,144      $ 3,344

    Interest expense on convertible securities ....................   1,640         1,884        3,281        3,781

    Amortization of deferred financing costs on
     convertible securities .......................................      72            83          143          166
                                                                    -------       -------      -------      -------
FUNDS FROM OPERATIONS, DILUTED .................................... $ 4,435       $ 3,704      $ 8,568      $ 7,291
                                                                    -------       -------      -------      -------
WEIGHTED AVERAGE SHARES OUTSTANDING:
   Basic ..........................................................   5,170         3,899        5,169        3,842
   Shares issued upon conversion of
     convertible securities .......................................   4,231         4,834        4,231        4,856
   Shares issued upon exercise of options net
     of share repurchased with proceeds ...........................      14            41           15           40
                                                                    -------       -------      -------      -------
  Diluted .........................................................   9,415         8,774        9,415        8,738
                                                                    -------       -------      -------      -------

LIQUIDITY AND CAPITAL RESOURCES

     Cash flow from operations is the principal source of capital to fund the Company's ongoing operations. Current efforts to increase cash flow have centered on additional acquisitions of properties and redevelopment opportunities at certain of the Company's existing properties.

Acquisitions

     In January 1999, the Company completed the acquisition of the Wal-Mart Plaza, a 45,000 square foot community shopping center in Decatur, Illinois, for $4.68 million. The acquisition was originally part of a larger portfolio of Wal-Mart anchored shopping centers which was acquired by the Company in 1998 and was delayed to accommodate the completion of an expansion of the center. The acquisition was funded out of proceeds from the Company's line of credit with Bank One (the "Bank One Line") and from available cash reserves.

Redevelopments

         In March 1999, construction was completed at the Company's property in Melrose Park, Illinois on a 61,000 square foot, 10-plex theater complex. The theater was constructed under an agreement with Cinemark USA ("Cinemark") and replaced a freestanding former Builders Square building which had been vacant since 1995. In accordance with the agreement, upon completion, the Company provided a construction allowance to Cinemark of approximately $3.9 million which was funded primarily out of proceeds of a $3.8 million mortgage with Mercantile Bank discussed further below. Total costs of the development, including capitalized interest, taxes and leasing commissions, were approximately $4.8 million.

         Construction was completed in March 1999 on a new 24,000 square foot Ace Hardware Store in Arkansas City, Kansas. The former Kmart store was redeveloped and subdivided at a cost of approximately $619,000, including capitalized interest, taxes and leasing commissions, which was funded primarily from the Company's line of credit with Greenwich Capital Markets, Inc. (the "Greenwich Capital Line"). The Company is negotiating with several national and regional retailers to lease the remaining 16,000 square feet of the building.

         In June 1999, construction was completed at the Company's property in Lincoln, Illinois to redevelop the unleased 25,000 square feet of a 40,000 square foot former Kmart store into an office supply store under a lease agreement with Staples, Inc. Total cost of the redevelopment was approximately $751,000, including capitalized interest, taxes and leasing commissions, and was funded out of available working capital.

         Phase II of the redevelopment of the Pine Ridge Plaza in Lawrence, Kansas began in July 1999 with the commencement of construction of a 5,000 square foot International House of Pancakes restaurant. Current plans also call for the addition of two "big box" national retailers consisting of 20-25,000 square feet each and approximately 15,000 square feet of additional in-line retail space. Construction on one of the two big box retailers is anticipated to begin sometime in the third quarter 1999, when lease terms are finalized. Total costs of the Phase II development are anticipated to range from approximately $3.7 million to $4.0 million depending on the final scope of the project and are anticipated to be expended over the next twelve to eighteen months. Possible sources of funding for the project include the Company's lines of credit and property specific financing.

Capital Expenditures

         The Company incurs capital expenditures in the ordinary course of business in order to maintain its properties. Such capital expenditures typically include roof, parking lot and other structural repairs, some of which are reimbursed by tenants. In 1999, the Company anticipates spending approximately $1.1 million (of which $512,000 had been incurred in the six months ended June 30, 1999) for capital expenditures to be funded primarily out of reserves required for the Company's collateralized mortgages and partially from operating cash flows.

         The Company will occasionally provide inducements such as building allowances or space improvements and/or pay leasing commissions to outside brokers in order to procure new tenants or renegotiate expiring leases with current tenants. The total cost of these expenditures in 1999 excluding costs associated with the redevelopement projects discussed above is estimated to be approximately

$333,000 (of which $152,000 had been incurred in the six months ended June 30, 1999). These expenditures are generally funded by operating cash flows and increased revenues resulting from such expenditures.

Sources of Capital

         In March 1999, the Company sold a property in Colma, California containing a freestanding Kmart store, for $7.665 million. In conjunction with the sale, the Company paid down $3.625 million on its Securitized Mortgage Loan to have the property released from the collateral pool. Net proceeds from the sale of $3.5 million after mortgage repayment and selling expenses were used to reduce the outstanding balance on the Company's lines of credit.

         In August 1999, the Company completed the sale of its interest in Miller Mall, a 130,000 square foot shopping center in Gary, Indiana for $650,000. Net proceeds after expenses of sale of approximately $450,000 are anticipated to be used for general working capital purposes.

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

         In April 1999, the Company and Bloomfield Acceptance Company amended a previous loan agreement dated May 1998 to reflect additional loan proceeds of $3.0 million. As part of the amended agreement, the Company transferred its interest in the Wal-Mart Plaza in Decatur, Illinois purchased in January 1999 to its wholly owned subsidiary, Malan Midwest, LLC, as additional collateral for the loan. Terms of the loan agreement were amended to include monthly payments of interest on the incremental balance at the rate of 8.245% per year and principal amortized over 30 years. The additional loan proceeds were used to pay down the Greenwich Capital Line and for general working capital purposes.

         The Company has in place a plan to repurchase and retire up to $15 million aggregate principal of its 9.5% Subordinated Convertible Debentures ("Debentures") due July 2004. Through June 1999, the Company had repurchased $9.625 million of Debentures. No Debentures were repurchased during the six months ended June 30,1999, however, the Company may make additional purchases in the future as funds become available.

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

         In March 1999, the Company extended the Bank One Line through March 31, 2000. The Bank One Line calls for monthly payments of interest at the rate of 200 basis points over LIBOR and is collateralized by the Company's interest in Orchard-14 Shopping Center in Farmington Hills, Michigan. The Greenwich Capital Line is a revolving line of credit which expires in November 1999 and is collateralized by 16 properties owned by the Company's wholly owned subsidiary, Malan Revolver, Inc. The Greenwich Capital Line requires monthly payments of interest only at LIBOR plus 150 basis points. Total maximum borrowings under the Greenwich Capital Line and the Bank One Line as of June 30, 1999 were $17.8 million and $4.5 million, respectively, and there was $13.8 million outstanding on the Greenwich Capital Line as of that date.

         The Company is in discussions with the lender to extend the Greenwich Capital Line for an additional year and amend certain terms of the agreement. The Company is also in discussions with several lenders to obtain permanent financings on several of its unencumbered properties.

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

ITEM 3A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company has exposure to interest rate risk on its debt obligations and interest rate instruments. Based on the Company's outstanding variable rate debt at June 30, 1999, a one percent increase or decrease in interest rates would decrease or increase, respectively, the Company's earnings and cash flows by approximately $140,000 on an annualized basis.

                          MALAN REALTY INVESTORS, INC.


PART II - OTHER INFORMATION

Item 1:  Legal Proceedings

        NONE

Item 2:  Changes in Securities

        NONE

Item 3:  Defaults Upon Senior Securities

        NONE

Item 4:  Submission of Matters to a Vote of Security Holders

        The following matters were submitted to a vote of the security holders of the Company at its Annual Meeting of Shareholders held on May 13, 1999.

        (a)   Election of Directors

        The shareholders voted on the re-election of five directors to serve a one-year term. Anthony S. Gramer, Robert D. Kemp, Jr., William McBride III, William F. Pickard and Richard T. Walsh were elected at the meeting to serve until the next annual meeting of shareholders and until their respective successors have been elected and qualified.


              NOMINEES                  VOTES FOR          VOTES WITHHELD


           Anthony S. Gramer           4,486,781               137,724

           Robert D. Kemp, Jr.         4,487,531               136,974

           William McBride III         4,485,431               139,074

           William F. Pickard          4,485,931               138,574

           Richard T. Walsh            4,486,431               138,074


        (b) Ratification of Auditors

        The shareholders ratified the selection of Deloitte & Touche LLP as the Company's independent auditors for 1999:

                      Votes cast for ratification      4,573,771

                      Votes cast against ratification     21,484

                      Votes which abstained               29,250


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

MALAN REALTY INVESTORS, INC.



By:   /s/Anthony S. Gramer
      ----------------------------------------
         Anthony S. Gramer
         Chief Executive Officer and President




By:   /s/ Elliott J. Broderick
      ----------------------------------------
          Elliott J. Broderick
          Chief Accounting Officer




Dated: August 11, 1999

                                 Exhibit Index
                                 -------------

Exhibit No.                   Description
-----------                   -----------
     27                       Financial Data Schedule
