Form 10-Q
period 1999-09-30
MALAN REALTY INVESTORS INC
filed 1999-11-15
CIK 914735

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1999

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
                For the transition period from               to
                                               --------------   ---------------

                         Commission file number 1-13092

                          MALAN REALTY INVESTORS, INC.
               (Exact name of registrant as specified in charter)

            Michigan                                           38-1841410
(State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                        Identification Number)

 30200 Telegraph Rd., Ste. 105                                    48025
   Bingham Farms, Michigan                                      (Zip Code)
(Address of principal executive offices)

     Registrant's telephone number, including area code: (248) 644-7110

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. YES [X] NO [ ]


     As of November 10, 1999, 5,171,522 shares of Common Stock, Par Value $.01 Per share, were outstanding.

                          MALAN REALTY INVESTORS, INC.
                                    FORM 10-Q

                                      INDEX

                                                                                  PAGE
                                                                                  ----
PART I       FINANCIAL INFORMATION

Item 1.      Consolidated Financial Statements

                      Balance Sheets as of September 30, 1999
                      (unaudited) and December 31, 1998                             3

                      Statements of Operations (unaudited) for
                      the three months and the nine months ended
                      September 30, 1999 and 1998                                   4


                      Statements of Cash Flows (unaudited) for the
                      nine months ended September 30, 1999 and 1998                 5

                      Notes to Consolidated Financial Statements (unaudited)        6-8


Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                    9-15

Item 3.      Quantitative and Qualitative Disclosures About Market Risk             15

PART II      OTHER INFORMATION                                                      16


SIGNATURES                                                                          17

                 MALAN REALTY INVESTORS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                                 SEPTEMBER 30,     DECEMBER 31,
                                                                                      1999             1998
                                                                                 -------------     ------------
                                                                                  (UNAUDITED)
ASSETS
 Real estate
   Land, buildings and improvements                                                $ 266,078        $ 261,783
   Less: accumulated depreciation                                                    (25,022)         (21,286)
                                                                                   ---------        ---------
                                                                                     241,056          240,497

   Accounts receivable, net                                                            3,002            1,662
   Deferred financing and other                                                        7,925            9,450
   Cash and cash equivalents                                                           1,626            2,898
   Escrow deposits                                                                     2,198            2,330
                                                                                   ---------        ---------
      Total Assets                                                                 $ 255,807        $ 256,837
                                                                                   =========        =========

LIABILITIES
   Mortgages                                                                       $ 125,535        $ 122,279
   Convertible debentures                                                             44,925           44,925
   Convertible notes                                                                  27,000           27,000
   Deferred income                                                                       766            1,160
   Accrued distributions payable                                                       2,198            2,200
   Accounts payable and other                                                          1,790            2,871
   Accrued property taxes                                                              2,657            1,265
   Accrued interest payable                                                            2,197            3,900
                                                                                   ---------        ---------
   Total Liabilities                                                                 207,068          205,600
                                                                                   ---------        ---------

SHAREHOLDERS' EQUITY
   Common stock ($.01 par value, 30 million shares
     authorized, 5,171,522 and 5,168,742 shares
     issued and outstanding at September 30, 1999 and
     December 31, 1998, respectively)                                                     52               52
   Additional paid in capital                                                         74,130           74,117
   Accumulated distributions in excess of net income                                 (25,443)         (22,932)
                                                                                   ---------        ---------
   Total shareholders' equity                                                         48,739           51,237
                                                                                   ---------        ---------

   Total Liabilities and
   Shareholders' Equity                                                            $ 255,807        $ 256,837
                                                                                   =========        =========



                 See Notes to Consolidated Financial Statements

                  MALAN REALTY INVESTORS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)




                                                    THREE MONTHS ENDED               NINE MONTHS ENDED
                                                       SEPTEMBER 30,                    SEPTEMBER 30,
                                                   1999             1998            1999             1998
                                               -----------      -----------      -----------      -----------
REVENUES
    Minimum rent                               $     7,619      $     7,456      $    23,074      $    20,443
    Percentage and overage rents                       305               20            1,005              626
    Recoveries from tenants                          2,434            2,615            8,154            7,264
    Interest and other income                           91              120              250              244
    Gain(Loss) on sale of real estate                 (126)                            1,625
                                               -----------      -----------      -----------      -----------
          Total Revenues                            10,323           10,211           34,108           28,577
                                               -----------      -----------      -----------      -----------

EXPENSES
    Property operating and maintenance                 660              822            2,559            2,139
    Other operating expenses                           430              448            1,273            1,191
    Real estate taxes                                1,948            2,012            6,265            5,877
    General and administrative                         488              565            1,501            1,357
    Depreciation and amortization                    1,626            1,469            4,748            4,115
    Loss on impairment of real estate                                   431                               431
                                               -----------      -----------      -----------      -----------
          Total Operating Expenses                   5,152            5,747           16,346           15,110
                                               -----------      -----------      -----------      -----------

OPERATING INCOME                                     5,171            4,464           17,762           13,467
INTEREST EXPENSE                                     4,407            4,244           13,222           12,545
                                               -----------      -----------      -----------      -----------

INCOME BEFORE
    EXTRAORDINARY ITEM                                 764              220            4,540              922

EXTRAORDINARY ITEM:
     Loss on extinguishment of debt                                    (156)            (459)            (156)
                                               -----------      -----------      -----------      -----------

NET INCOME                                     $       764      $        64      $     4,081      $       766
                                               ===========      ===========      ===========      ===========


EARNINGS PER SHARE BEFORE
 EXTRAORDINARY ITEM
   BASIC                                       $      0.15      $      0.04      $      0.88      $      0.21
                                               ===========      ===========      ===========      ===========
   DILUTED                                     $      0.15      $      0.04      $      0.88      $      0.21
                                               ===========      ===========      ===========      ===========

EXTRAORDINARY ITEM:
   BASIC                                                        $     (0.03)     $     (0.09)     $     (0.03)
                                               ===========      ===========      ===========      ===========
   DILUTED                                                      $     (0.03)     $     (0.09)     $     (0.03)
                                               ===========      ===========      ===========      ===========

EARNINGS PER SHARE AFTER
 EXTRAORDINARY ITEM
   BASIC                                       $      0.15      $      0.01      $      0.79      $      0.18
                                               ===========      ===========      ===========      ===========
   DILUTED                                     $      0.15      $      0.01      $      0.79      $      0.18
                                               ===========      ===========      ===========      ===========

WEIGHTED AVERAGE SHARES OUTSTANDING:
   BASIC                                         5,170,827        5,153,715        5,169,920        4,283,893
                                               ===========      ===========      ===========      ===========
   DILUTED                                       5,182,333        5,185,983        5,181,426        4,316,161
                                               ===========      ===========      ===========      ===========





                 See Notes to Consolidated Financial Statements

                  MALAN REALTY INVESTORS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)



                                                                                       NINE MONTHS ENDED SEPTEMBER
                                                                                         1999               1998
                                                                                       --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME                                                                           $  4,081           $    766
                                                                                       --------           --------
  Adjustments to reconcile net income to net cash flows provided by operating activities:
     Depreciation and amortization                                                        4,748              4,115
     Amortization of deferred financing costs                                             1,405              1,450
     Forfeited interest on debt conversions                                                                     14
     Directors compensation issued in stock                                                  36                 36
     Net gains on sales of real estate                                                   (1,625)
     Loss on impairment of real estate                                                                         431
     Loss on extinguishment of debt                                                         459                156
     Change in operating assets and liabilities that provided (used) cash:
          Accounts receivable and other assets                                           (1,517)            (2,180)
          Accounts payable, deferred income and
             other accrued liabilities                                                   (1,786)               438
                                                                                       --------           --------
       Total adjustments                                                                  1,720              4,460
                                                                                       --------           --------
       NET CASH FLOWS PROVIDED BY
         OPERATING ACTIVITIES                                                             5,801              5,226
                                                                                       --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Real estate developed, acquired or improved, net
         of mortgage assumed                                                            (11,318)           (35,296)
     Deposits to escrow                                                                 (15,424)           (14,068)
     Disbursements from escrow                                                           15,556             14,008
     Net proceeds from sale of real estate                                                7,637                240
                                                                                       --------           --------
       NET CASH FLOWS USED FOR
         INVESTING ACTIVITIES                                                            (3,549)           (35,116)
                                                                                       --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from secondary stock offering                                                             21,394
     Principal repayments on mortgages                                                   (5,038)              (416)
     Proceeds from mortgages                                                              3,800             18,000
     Debt issuance costs                                                                   (189)              (330)
     Draws on lines of credit                                                            16,994             21,350
     Repayments on lines of credit                                                      (12,500)           (19,050)
     Repurchase of debentures                                                                               (7,059)
     Proceeds from stock options exercised                                                    4                 38
     Distributions to shareholders                                                       (6,595)            (5,425)
                                                                                       --------           --------
       NET CASH FLOWS PROVIDED BY (USED FOR)                                             (3,524)            28,502
                                                                                       --------           --------
         FINANCING ACTIVITIES

Net decrease in cash and cash equivalents                                                (1,272)            (1,388)

Cash and cash equivalents at beginning of
     period                                                                               2,898              1,717
                                                                                       --------           --------

Cash and cash equivalents at end of period                                             $  1,626           $    329
                                                                                       ========           ========


SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION-
   CASH PAID FOR INTEREST DURING THE PERIOD                                            $ 13,576           $ 13,639
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

2.   COMPENSATION PLANS

     The activity in the Directors Stock Compensation Plan for the nine months ended September 30, 1999 consisted of 2,480 shares issued at $14.063-$15.375 per share.

     Compensation expense in connection with the Company's 401(k) retirement plan for the nine months ended September 30, 1999 was approximately $26,000.

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

4.   EARNINGS PER SHARE

     Earnings per share ("EPS") data were computed as follows (in thousands except per share amounts):


                                                                    Three Months Ended             Nine Months Ended
                                                                    ------------------             -----------------
                                                                        September 30,                September 30,
                                                                        -------------                -------------
                                                                    1999           1998           1999           1998
                                                                    ----           ----           ----           ----
Income before extraordinary item .........................       $     764       $     220     $   4,540       $    922
                                                                  ========        ========      ========        =======

Net income ...............................................       $     764       $      64     $   4,081       $    766
                                                                  ========        ========      ========        =======

BASIC EPS:
Weighted-average shares outstanding ......................           5,171           5,154         5,170          4,284
                                                                  ========        ========      ========        =======
Basic earnings per share before
extraordinary item .......................................       $    0.15       $    0.04       $  0.88        $  0.21
                                                                  ========        ========      ========        =======
Basic earnings per share .................................       $    0.15       $    0.01       $  0.79        $  0.18
                                                                  ========        ========      ========        =======
DILUTED EPS:
Weighted-average shares outstanding ......................           5,171           5,154         5,170          4,284
Shares issued upon exercise of dilutive options ..........             156             181           156            181
Shares purchased with proceeds of options ................            (145)           (149)         (145)          (149)
                                                                  --------        --------      --------        -------
Shares applicable to diluted earnings ....................           5,182           5,186         5,181          4,316
                                                                  ========        ========      ========        =======
Diluted earnings per share before
extraordinary item .......................................       $    0.15       $    0.04       $  0.88        $  0.21
                                                                  ========        ========      ========        =======
Diluted earnings per share................................       $    0.15       $    0.01       $  0.79        $  0.18
                                                                  ========        ========      ========        =======

Diluted EPS reflects the potential dilution of securities that could share in the earnings but does not include shares issuable upon conversion of securities that would have an antidilutive effect on earnings per share.

5.   PROPERTY TRANSACTIONS

     In January 1999, the Company completed the acquisition of the Wal-Mart Plaza, a 45,000 square foot community shoping center in Decatur, Illinois, for $4.68 million.

     In March 1999, the Company sold a property in Colma, California containing a 94,000 square foot freestanding Kmart store, for $7.665 million. A gain of $1.751 million was realized on the sale.

     The Company completed the sale of its interest in Miller Mall, a 130,000 square foot shopping center in Gary, Indiana for $650,000 in August 1999. The Company incurred a loss of $126,000 on the sale.


6.   SUBSEQUENT EVENTS

     In October 1999, the Company obtained a $5.484 million mortgage loan with Bank of America collateralized by its interest in the ground lease of the Cinemark theater in North Aurora, Illinois. Terms of the mortgage include payments of interest at 8.7% annually and principal amortized over a 30 year term. The loan is due in full on November 1, 2009. As part of the loan agreement, the Company transferred its interest in the ground lease to a wholly owned subsidiary, Malan Aurora Corp.

     The Company has in place a plan to repurchase and retire up to $15 million aggregate principal of its 9.5% Subordinated Convertible Debentures ("Debentures") due July 2004. Subsequent to September 30, 1999, the Company repurchased $2.182 million aggregate principal of Debentures at a discount to stated principal amount.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 1999 to Three Months Ended September 30, 1998

     Total revenues increased $112,000 from 1998. Minimum rent increased approximately $163,000 resulting primarily from the Company's acquisition of the Wal-Mart Plaza in Decatur, Illinois in March 1999 and the completion of redevelopments at Melrose Park, Illinois in March 1999, North Aurora, Illinois in November 1998 and Lawrence, Kansas in October 1998. Percentage rents increased approximately $285,000 from 1998 primarily due to the implementation of an accounting pronouncement in September 1998 that was subsequently reversed in the fourth quarter 1998. Recoveries from tenants decreased approximately $181,000 due to a corresponding decrease in recoverable operating expenses discussed below. A loss of approximately $126,000 was incurred on the sale of a property in Gary, Indiana in August of 1999.

     Total operating expenses decreased approximately $595,000 from 1998 to 1999. Property operating and maintenance expense, decreased approximately $162,000, primarily due to lower expenditures on parking lots, security and interior maintenance costs. General and administrative expense decreased $77,000 primarily due to decreased compensation expense. Depreciation and amortization expense increased approximately $157,000 primarily due to the acquisitions and redevelopments discussed above. In 1998, the Company incurred a loss on impairment of real estate of approximately $431,000 due to the write down of its interest in the Gary, Indiana asset to its net realizable value in accordance with Statement of Financial Accounting Standards (SFAS) No. 121. No losses on impairment of real estate have been incurred in 1999.

     Interest expense (including related amortization of deferred financing costs) increased approximately $163,000 due to increased debt levels from borrowing on the Company's lines of credit, long-term financing related to the acquisitions of properties and amortization of deferred financing costs on such borrowings.

     In 1998 the Company incurred extraordinary loss on extinguishment of debt totaling $156,000 on the repurchase and retirement of its 9.5% Subordinated Convertible Debentures ("Debentures") due July 2004, primarily from the write off of deferred financing costs associated with the retired debt. No losses on repurchases of Debentures were incurred during the three months ended September 30, 1999.

     Overall, net income increased approximately $700,000 to $764,000 in 1999 primarily as a result of an increase in operating income from acquisitions and redevelopments and the absence of the loss on impairment of real estate and extinguishment of debt recognized in 1998.

Comparison of Nine Months Ended September 30, 1999 to Nine Months Ended September 30, 1998

     Total revenues increased $5.531 million from 1998. Approximately $1.625 million of the increase resulted from a gain of $1.751 million on the sale of a freestanding Kmart retail building located in Colma, California in March 1999 offset by a loss of $126,000 incurred on the sale of property in Gary, Indiana in August 1999. Minimum rents and recoveries from tenants increased $3.521 million resulting primarily from the Company's acquisition of a 12 shopping center portfolio in May 1998, the Wal-Mart Plaza in Decatur, Illinois in March 1999 and the completion of redevelopments at Melrose Park, Illinois in March 1999, North Aurora, Illinois in November 1998 and Lawrence, Kansas in October 1998. Percentage rent increased approximately $379,000 from 1998 primarily due to the implementation of an accounting pronouncement in September 1998 that was subsequently reversed in the fourth quarter 1998 as well as overall increases in percentage rents from Kmart and Wal-Mart, the Company's two largest tenants.

     Total operating expenses increased $1.236 million from 1998 to 1999. Property operating and maintenance expense, other operating expenses, real estate taxes and depreciation and amortization increased $420,000, $82,000, $388,000 and $633,000, respectively, primarily due to the acquisitions and redevelopments discussed above. General and administrative expense increased $144,000, primarily due to increased compensation expense and increased state franchise and income taxes due to the acquisitions referred to above. In 1998, the Company incurred a loss on impairment of real estate of approximately $431,000 due to the write down of its interest in the Gary, Indiana asset to its net realizable value in accordance with Statement of Financial Accounting Standards (SFAS) No. 121. No losses on impairment of real estate have been incurred in 1999.

     Interest expense (including related amortization of deferred financing costs) increased approximately $677,000 due to increased debt levels from borrowing on the Company's lines of credit, long-term financing related to the acquisitions of properties and amortization of deferred financing costs on such borrowings.

     As a result of the pay down of a portion of the Company's Securitized Mortgage Loan in connection with the sale of property in Colma, California, the Company incurred an extraordinary loss on extinguishment of debt of $459,000, primarily from the charge off of deferred financing costs associated with the pay down and a related prepayment penalty. This is an increase of $303,000 rom 1998 when a loss of $156,000 was incurred on the repurchase and retirement of Debentures.

     Overall, net income increased approximately $3.315 million to $4.081 million in 1999 primarily as a result of a net gain on the sale of property combined with an increase in operating income resulting from acquisitions and redevelopments offset by an increase in extraordinary losses incurred on the extinguishment of debt.

YEAR 2000 DATE CONVERSION

     Certain computer systems that have time-sensitive programs may not properly recognize the year 2000 which could result in major system failures or miscalculations. The Company has developed a high-level plan to address the risks posed by the Year 2000 issue which includes the testing of internal systems and inquiry of third parties with which the Company conducts business including major tenants, vendors, contractors and creditors. The Company has obtained written confirmation of Year 2000 readiness from major third parties. Implementation and testing of Year 2000 remedies for all critical systems has been completed and the results of such precedures indicate that no significant year 2000 problems within the Company or its major third parties remain unremedied at this time.

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

FUNDS FROM OPERATIONS

     Management considers Funds From Operations ("FFO") to be an appropriate measure of performance of an equity real estate investment trust. The Company calculates FFO as prescribed by the National Association of Real Estate Investment Trusts (NAREIT), as further clarified in a 1995 opinion paper, which utilizes net income or loss excluding gains and losses from sales of property and debt restructuring, further adjusted for certain non-cash items including depreciation and amortization of real estate assets and other nonrecurring items. It is the opinion of the management that reduction for, or inclusion of, these items is not meaningful in evaluating income-producing real estate which, in general, has historically not depreciated. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs, including distributions. FFO should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity or the ability to pay distributions but rather, as a supplemental tool to be used in conjunction with these factors in analyzing the Company's overall performance.

     The Company reports FFO on both a basic and diluted basis. The diluted basis assumes the conversion of the Company's convertible debentures and convertible notes into shares of common stock as well as other common stock equivalents including those which are antidilutive to earnings per share.

The following table shows the components that comprise the Company's FFO for the three months and the nine months ended September 30, 1999 and 1998 and the reconciliation of basic to diluted FFO, (in thousands):

                                                                               Three Months Ended           Nine Months Ended
                                                                               ------------------           -----------------
                                                                                  September 30,                September 30,
                                                                                  -------------                -------------
                                                                               1999          1998           1999           1998
                                                                               ----          ----           ----           ----

NET INCOME ............................................................       $   764       $    64        $ 4,081       $   766
DEPRECIATION AND AMORTIZATION
    Depreciation of buildings and improvements ........................         1,534         1,411          4,511         3,940
    Amortization of tenant allowances and tenant
      improvements ....................................................            51            28            127            85
    Amortization of leasing costs .....................................            40            29            106            85
    (Gain) loss on sale of real estate ................................           126           --          (1,625)          --

    Loss on impairment of real estate .................................           --            431            --            431

    Loss on extinguishment of debt ....................................           --            156            459           156

                                                                              -------       -------        -------       -------
 FUNDS FROM OPERATIONS, BASIC .........................................       $ 2,515       $ 2,119        $ 7,659       $ 5,463

    Interest expense on convertible securities ........................         1,641         1,854          4,922         5,635

   Amortization of deferred financing costs on
     convertible securities ...........................................            71            78            214           244
                                                                              -------       -------        -------       -------

FUNDS FROM OPERATIONS, DILUTED ........................................       $ 4,227       $ 4,051        $12,795       $11,342
                                                                              =======       =======        =======       =======

WEIGHTED AVERAGE SHARES OUTSTANDING:
   Basic ..............................................................         5,171         5,154          5,170         4,284
   Shares issued upon conversion of
     convertible securities ...........................................         4,231         4,765          4,231         4,825
   Shares issued upon exercise of options net
     of share repurchased with proceeds ...............................            11            32             11            32
                                                                              -------       -------        -------       -------
  Diluted .............................................................         9,413         9,951          9,412         9,141
                                                                              =======       =======        =======       =======

LIQUIDITY AND CAPITAL RESOURCES

     Cash flow from operations is the principal source of capital to fund the Company's ongoing operations. Current efforts to increase cash flow have centered on additional acquisitions of properties and redevelopment opportunities at certain of the Company's existing properties.

Acquisitions

     In January 1999, the Company completed the acquisition of the Wal-Mart Plaza, a 45,000 square foot community shopping center in Decatur, Illinois, for $4.68 million. The acquisition was originally part of a larger portfolio of Wal-Mart anchored shopping centers which was acquired by the Company in 1998 and was delayed to accomodate the completion of an expansion of the center. The acquisition was funded out of proceeds from the Company's line of credit with Bank One (the "Bank One Line") and from available cash reserves.

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

     In June 1999, construction was completed at the Company's property in Lincoln, Illinois to redevelop the unleased 25,000 square feet of a 40,000 square foot former Kmart store into an office supply store under a lease agreement with Staples, Inc. Total cost of the redevelopment was approximately $769,000, including capitalized interest, taxes and leasing commissions, and was funded out of available working capital.

     Phase II of the redevelopment of the Pine Ridge Plaza in Lawrence, Kansas began in July 1999 with the commencement of construction of a 5,000 square foot International House of Pancakes restaurant which is anticipated to be completed by the end of 1999. Current plans also call for the addition of two "big box" national retailers consisting of 20-25,000 square feet each and approximately 15,000 square feet of additional in-line retail space. Construction on one of the two big box retailers is anticipated to begin sometime in the first quarter 2000, after finalization of lease terms. Total costs of the Phase II development are anticipated to range from approximately $3.7 million to $4.0 million depending on the final scope of the project and are anticipated to be expended over the next twelve to eighteen months. Possible sources of funding for the project include the Company's lines of credit and property specific financing.

Capital Expenditures

     The Company incurs capital expenditures in the ordinary course of business in order to maintain its properties. Such capital expenditures typically include roof, parking lot and other structural repairs, some of which are reimbursed by tenants. In 1999, the Company anticipates spending approximately $1.1 million (of which $711,000 had been incurred in the nine months ended September 30, 1999) for capital expenditures to be funded primarily out of reserves required for the Company's collateralized mortgages and partially from operating cash flows.

     The Company will occasionally provide inducements such as building allowances or space improvements and/or pay leasing commissions to outside brokers in order to procure new tenants or renegotiate expiring leases with current tenants. The total cost of these expenditures in 1999 excluding costs associated with the redevelopement projects discussed above is estimated to be approximately

$275,000 (of which $188,000 had been incurred in the nine months ended September 30, 1999). These expenditures are generally funded by operating cash flows and increased revenues resulting from such expenditures.

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

     In August 1999, the Company completed the sale of its interest in Miller Mall, a 130,000 square foot shopping center in Gary, Indiana for $650,000. Net proceeds after expenses of sale of approximately $425,000 were used for general working capital purposes.

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

     Subsequent to September 30, 1999, the Company obtained a $5.484 million mortgage loan with Bank of America collateralized by its interest in the ground lease of the Cinemark theater in North Aurora, Illinois. Terms of the mortgage include payments of interest at 8.7% annually and principal amortized over a 30 year term. The loan is due in full on November 1, 2009. As part of the loan agreement, the Company transferred its interest in the ground lease to a wholly owned subsidiary, Malan Aurora Corp. Funds from the loan were used to pay down the outstanding balances on the Company's lines of credit.

     The Company has in place a plan to repurchase and retire up to $15 million aggregate principal of its 9.5% Subordinated Convertible Debentures ("Debentures") due July 2004. Through September 30, 1999, the Company had repurchased $9.625 million of Debentures. Subsequent to September 30, 1999, the Company repurchased $2.182 million aggregate principal of Debentures at a discount to stated principal amount. The repurchases were funded out of available working capital.

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

     In March 1999, the Company extended the Bank One Line through March 31, 2000. The Bank One Line calls for monthly payments of interest at the rate of 200 basis points over LIBOR and is collateralized by the Company's interest in Orchard-14 Shopping Center in Farmington Hills, Michigan. The Greenwich Capital Line is a revolving line of credit which expires in November 1999 and is collateralized by 16 properties owned by the Company's wholly owned subsidiary, Malan Revolver, Inc. The Greenwich Capital Line requires monthly payments of interest only at LIBOR plus 150 basis points. Total maximum borrowings under the Greenwich Capital Line and the Bank One Line as of September 30, 1999 were $17.2 million and $4.5 million, respectively, and there was $15.5 million outstanding on the Greenwich Capital Line as of that date.

     The Company has entered into a letter agreement with the lender to extend the Greenwich Capital Line for two years and amend certain terms of the agreement including the interest rate and collateral properties. The Company is also in discussions with several lenders to obtain permanent financings on several of its unencumbered properties.

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


ITEM 3A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company has exposure to interest rate risk on its debt obligations and interest rate instruments. Based on the Company's outstanding variable rate debt at September 30, 1999, a one percent increase or decrease in interest rates would decrease or increase, respectively, the Company's earnings and cash flows by approximately $155,000 on an annualized basis.

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




Dated: November 10, 1999

                                 Exhibit Index
                                 -------------

Exhibit No.                   Description
-----------                   -----------
     27                       Financial Data Schedule