Form 10-K
period 1999-12-31
MALAN REALTY INVESTORS INC
filed 2000-03-27
CIK 914735

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K

   (Mark One)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended: December 31, 1999

                                      OR

      [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from             to
                                                  ----------     ----------

                        Commission File Number: 1-13092

                          MALAN REALTY INVESTORS, INC.
               (Exact name of registrant as specified in charter)

                      Michigan                                              38-1841410
           (State or other jurisdiction of                               (I.R.S. Employer
            incorporation or organization                             Identification Number)

            30200 Telegraph Rd., Ste. 105                                      48025
               Bingham Farms, Michigan                                      (Zip Code)
      (Address of principal executive offices)

       Registrant's telephone number, including area code: (248) 644-7110

          Securities registered pursuant to Section 12(b) of the Act:

                Title of Each Class:                        Name of Each Exchange on Which Registered:
                --------------------                        ------------------------------------------
       Common Stock, Par Value $0.01 Per Share                        New York Stock Exchange
 9 1/2% Convertible Subordinated Debentures due 2004                  New York Stock Exchange

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. YES [X] NO [ ]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K: [ ]

  The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $61,913,000 (computed on the basis of $12.625 per share), which was the last sale price on the New York Stock Exchange on February 29, 2000. (For this computation, the Registrant has excluded the market value of all shares of its Common Stock reported as beneficially owned by executive officers and directors of the Registrant; such exclusion shall not be deemed to constitute admission that any such person is an "affiliate" of the Registrant.)

  As of February 29, 2000, 5,172,404 shares of Common Stock, Par Value $0.01 Per Share, and $42,743,000 aggregate principal 9 1/2% Convertible Subordinated Debentures due 2004, were outstanding.

                  LIST OF DOCUMENTS INCORPORATED BY REFERENCE

  Part III of this Form 10-K incorporates by reference information from the Registrant's definitive proxy statement for the annual shareholders' meeting to be held in 2000, which is to be filed with the Securities and Exchange Commission within 120 days of the close of Registrant's fiscal year.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                               PAGE
                                                                               ----
                                      PART I
Item 1.          Business....................................................    4
Item 2.          Properties..................................................    5
Item 3.          Legal Proceedings...........................................    7
Item 4.          Submission of Matters to a Vote of Security Holders.........    7

                                      PART II
Item 5.          Market for Registrant's Common Stock and Related Stockholder    8
                 Matters.....................................................
Item 6.          Selected Financial Data.....................................    8
Item 7.          Management's Discussion and Analysis of Financial Condition    10
                 and Results of Operations...................................
Item 7a.         Quantitative and Qualitative Disclosure About Market Risk...   15
Item 8.          Consolidated Financial Statements and Supplementary Data....   15
Item 9.          Changes in and Disagreements with Accountants on Accounting    32
                 and Financial Disclosure....................................

                                     PART III
Item 10.         Directors and Executive Officers of the Registrant..........   32
Item 11.         Executive Compensation......................................   32
Item 12.         Security Ownership of Certain Beneficial Owners and            32
                 Management..................................................
Item 13.         Certain Relationships and Related Transactions..............   32

                                      PART IV
Item 14.         Exhibits, Consolidated Financial Statement Schedules, and      33
                 Reports on Form 8-K.........................................
Signatures...................................................................   34

                                     PART I

ITEM 1. BUSINESS

  Malan Realty Investors, Inc. (the "Company") is a self-administered and self-managed real estate investment trust ("REIT") engaged in the ownership, management, leasing, acquisition, development and redevelopment of commercial retail properties. The Company's operating units are comprised of approximately 65 commercial retail properties. All financial results are aggregated into one operating segment since the properties have similar economic characteristics. The Company also manages properties owned by unrelated third parties on a limited basis.

  The Company is one of the original developers of properties for Kmart Corporation ("Kmart") and ranks among the leading operators of shopping centers in the United States. Since its initial public offering ("IPO") in 1994, the Company has maintained a strategy of reducing the Kmart concentration of its portfolio by acquiring shopping centers anchored by national retailers other than Kmart. Subsequent acquisitions include 18 community shopping centers anchored by, or containing as a tenant, Wal-Mart Corporation. ("Wal-Mart"), three community shopping centers located in Michigan having other national retailers as the major tenant, and a 12-plex cinema complex leased and operated by a major national motion picture company. In addition, two of the Company's properties anchored by Kmart were redeveloped into multiplex cinema complexes. These two theaters, completed in September 1998 and March 1999, respectively, are operated by Cinemark USA, one of the nation's leading theater operators.

  At the time of the IPO, Kmart represented 60.1% of the Company's rental income and 77.5% of the gross leaseable area within the Company's portfolio. In 1999, approximately 28.8% of the Company's total revenues were derived from Kmart and at December 31, 1999, 49.2% of its gross leaseable area was leased to Kmart. Wal-Mart accounted for approximately 4.9% of the Company's total revenues in 1999 and approximately 7.7% of its gross leaseable area at December 31, 1999. The Company's total gross leaseable area has grown from approximately 4.7 million square feet at the time of the IPO to approximately 6.0 million currently.

  Objectives of the Company include maximizing growth and enhancing the value of its portfolio through effective operating, acquisition, development and financing strategies and management policies and disposition of noncore assets. The Company believes that attractive opportunities exist to increase rental revenues through effective leasing and management of the properties in its portfolio. The Company has demonstrated its ability to create additional value through the acquisition and redevelopment of existing community shopping centers, freestanding retail stores and entertainment facilities, as well as the development of new commercial properties in selected geographical markets with an emphasis on small to medium-sized communities where such properties can be positioned among the leading centers in their respective trade area.

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

ITEM 2. PROPERTIES

                                                                                GROSS
                                                                              LEASABLE
                                        OWNERSHIP                               AREA
                                        INTEREST           YEAR       LAND      (GLA)     PERCENT
                                       (EXPIRATION      DEVELOPED/    AREA    (SQ. FT.)   LEASED
            PROPERTY                 INCL. OPTIONS)     RENOVATED    (ACRES)     (A)      OF GLA
-------------------------------------------------------------------------------------------------
ILLINOIS (16)
Bricktown Square, Chicago, IL              Fee          1987/1989     26.00    306,009      94%
Wal-Mart Plaza, Champaign, IL              Fee            1994         1.00     11,458     100%
Kmart, Chicago, IL                         Fee            1977         8.51     96,268     100%
Wal-Mart Plaza, Decatur, IL                Fee          1992/1999      5.95     45,114     100%
Fairview Heights, IL               Ground Lease (2051)  1976/1992     12.65     96,268     100%
Kmart, Franklin Park, IL                   Fee            1975         9.84     96,268     100%
Wal-Mart Plaza, Jacksonville, IL           Fee            1995         6.89     52,726      83%
Kmart, Lansing, IL                         Fee          1976/1992     10.48     96,268     100%
Stage/Staples, Lincoln, IL                 Fee            1975         4.86     39,797     100%
Kmart, Loves Park, IL              Ground Lease (2026)  1971/1991     12.50    106,084     100%
Cinemark Theatre, Melrose Park,
  IL                               Ground Lease (2048)  1973/1989     10.90     69,313     100%
Kmart, New Lenox, IL                       Fee            1977         8.72     88,580     100%
Tinseltown 17, North Aurora, IL            Fee          1967/1998     11.36     65,416     100%
Kmart, Rockford, IL                        Fee          1971/1991     10.70    110,471     100%
Sherwood Plaza, Springfield, IL            Fee          1975/1991     13.85    124,885      96%
Woodriver Plaza, Woodriver, IL             Fee            1987        19.40    147,470     100%

INDIANA (8)
Cedar Square, Crawfordsville, IN           Fee          1991/1996     11.32     25,750    70.1%
Clifty Crossing, Columbus, IN              Fee            1989        19.90    190,919      94%
Wal-Mart Plaza, Decatur, IN                Fee          1994/1997      5.80     36,300     100%
Wal-Mart Plaza, Huntington, IN             Fee            1995         1.00     12,485     100%
Broadway Center, Merrillville, IN          Fee          1974/1997     19.89    177,692      94%
Flatrock Village, Rushville, IN            Fee            1988        14.00     73,608      91%
Kmart, Valparaiso, IN              Ground Lease (2050)  1974/1990      9.61     93,592     100%
Cherry Tree Plaza, Washington, IN          Fee            1988        20.60    143,682     100%


                                                ANCHOR TENANTS
                                              (LEASE EXPIRATION/
            PROPERTY                          OPTION EXPIRATION)
---------------------------------------------------------------------------
ILLINOIS (16)
Bricktown Square, Chicago, IL              Toys 'R' Us (2013/2038)
                                           Kids 'R' Us (2014/2039)
                                            Marshall's (2000/2015)
                                            Sportmart (2003/2018)
                                   Meridian Entertainment Group (2008/2018)
                                         Frank's Nursery (2009/2029)
Wal-Mart Plaza, Champaign, IL            Wal-Mart (B)/Sam's Club (B)
Kmart, Chicago, IL                            Kmart (2011/2061)
Wal-Mart Plaza, Decatur, IL                      Wal-Mart (B)
Fairview Heights, IL                        Kmart (2001/2051) (C)
Kmart, Franklin Park, IL                      Kmart (2011/2061)
Wal-Mart Plaza, Jacksonville, IL       Wal-Mart (B)/Country Market (B)
Kmart, Lansing, IL                            Kmart (2011/2061)
Stage/Staples, Lincoln, IL               Stage Dept Store (2009/2019)
                                                Staples (2009)
Kmart, Loves Park, IL                         Kmart (2011/2026)
Cinemark Theatre, Melrose Park,
  IL                                       Cinemark USA (2019/2034)
Kmart, New Lenox, IL                          Kmart (2011/2061)
Tinseltown 17, North Aurora, IL            Cinemark USA (2018/2033)
Kmart, Rockford, IL                           Kmart (2011/2061)
Sherwood Plaza, Springfield, IL               Kmart (2011/2061)
Woodriver Plaza, Woodriver, IL               Wal-Mart (2007/2037)
INDIANA (8)
Cedar Square, Crawfordsville, IN                 Wal-Mart (B)
Clifty Crossing, Columbus, IN                Wal-Mart (2009/2039)
                                           Jay C Foods (2009/2034)
Wal-Mart Plaza, Decatur, IN                      Wal-Mart (B)
Wal-Mart Plaza, Huntington, IN                   Wal-Mart (B)
Broadway Center, Merrillville, IN             Kmart (2011/2061)
Flatrock Village, Rushville, IN              Wal-Mart (2008/2038)
Kmart, Valparaiso, IN                         Kmart (2011/2050)
Cherry Tree Plaza, Washington, IN            Wal-Mart (2008/2038)
                                           Jay C Foods (2008/2033)

                                                                                GROSS
                                                                              LEASABLE
                                        OWNERSHIP                               AREA
                                        INTEREST           YEAR       LAND      (GLA)     PERCENT
                                       (EXPIRATION      DEVELOPED/    AREA    (SQ. FT.)   LEASED
            PROPERTY                 INCL. OPTIONS)     RENOVATED    (ACRES)     (A)      OF GLA
-------------------------------------------------------------------------------------------------
KANSAS (14)
Ace Hardware, Arkansas City, KS            Fee            1976         4.41     39,797      56%
Wal-Mart Plaza, Chanute, KS                Fee            1995         1.00     15,447      92%
Wal-Mart Plaza, El Dorado, KS              Fee            1996         1.70     20,000      84%
Big Lots, Emporia, KS                      Fee            1976         6.55     39,797     100%
Ace Hardware, Garden City, KS              Fee          1977/1991      5.60     39,797      60%
Great Bend, KS                             Fee            1977         5.41     55,552       0%
Orscheln Farm Supply, Hays, KS             Fee          1977/1991      4.96     40,050     100%
Food 4 Less, Independence, KS              Fee          1976/1990      4.12     39,797     100%
Pine Ridge Plaza, Lawrence, KS             Fee          1974/1989     31.57    193,033     100%
Southwind Theater, Lawrence, KS            Fee            1997         7.89     42,497     100%
Standard Supply, Liberal, KS               Fee            1977         4.57     40,279     100%
Kmart, Salina, KS                          Fee          1978/1991     16.00     87,406     100%
Kmart, Topeka, KS                          Fee            1974        13.93    108,960     100%
South City Center, Wichita, KS             Fee            1976        13.74    130,380     100%

MARYLAND (1)
Kmart, Forestville, MD                     Fee            1979         8.00     84,180     100%

MICHIGAN (7)(D)
Wal-Mart Plaza, Benton Harbor, MI          Fee            1995         1.30     14,280     100%
Orchard-14, Farmington Hills, MI           Fee          1973/1997     11.49    139,670      83%
Clinton Pointe Shopping Center,            Fee            1992        11.72    135,330      95%
  Clinton Township, MI
The Shops at Fairlane Meadows,             Fee            1987        17.73    137,508     100%
  Dearborn, MI
Wal-Mart Plaza, Owosso, MI                 Fee          1993/1996     10.00     62,379     100%
Wal-Mart Plaza, Sturgis, MI                Fee            1994         1.00     12,000     100%
Westland Shopping Center,                  Fee            1996         6.99     85,000      78%
  Westland, MI

MINNESOTA (1)
Wal-Mart Plaza, Little Falls, MN           Fee            1996         1.00     12,456     100%

MISSOURI (5)
Kmart, Cape Girardeau, MO                  Fee          1974/1991      5.68     79,856     100%
Kmart, Jefferson City, MO                  Fee          1973/1991      9.76    124,798     100%
Prairie View Plaza,                Ground Lease (2050)  1975/1992      3.24    104,440      99%
  Kansas City, MO
Manchester Plaza, Manchester, MO           Fee            1977        14.89    117,255      97%
Kmart Plaza, Springfield, MO               Fee          1978/1991      7.41     98,878      98%


                                                ANCHOR TENANTS
                                              (LEASE EXPIRATION/
            PROPERTY                          OPTION EXPIRATION)
-----------------------------------------------------------------------
KANSAS (14)
Ace Hardware, Arkansas City, KS         Westlake Hardware (2009/2019)
Wal-Mart Plaza, Chanute, KS                      Wal-Mart (B)
Wal-Mart Plaza, El Dorado, KS                    Wal-Mart (B)
Big Lots, Emporia, KS                        Big Lots (2002/2012)
Ace Hardware, Garden City, KS           Westlake Hardware (2010/2020)
Great Bend, KS
Orscheln Farm Supply, Hays, KS               Orscheln Farm Supply
                                                 (2004/2014)
Food 4 Less, Independence, KS              Food 4 Less (2001/2026)
Pine Ridge Plaza, Lawrence, KS                Kmart (2018/2068)
                                              Kohl's (2019/2055)
Southwind Theater, Lawrence, KS         Hollywood Theaters (2017/2027)
Standard Supply, Liberal, KS             Standard Supply (2003/2013)
Kmart, Salina, KS                             Kmart (2011/2061)
Kmart, Topeka, KS                             Kmart (2011/2049)
South City Center, Wichita, KS                Kmart (2011/2061)
MARYLAND (1)
Kmart, Forestville, MD                        Kmart (2011/2061)
MICHIGAN (7)(D)
Wal-Mart Plaza, Benton Harbor, MI          Wal-Mart (B)/Lowe's (B)
Orchard-14, Farmington Hills, MI              Kmart (2011/2061)
Clinton Pointe Shopping Center,             Office Max (2007/2017)
  Clinton Township, MI                   Sports Authority (2017/2067)
                                                  Target (B)
The Shops at Fairlane Meadows,               Best Buy (2009/2024)
  Dearborn, MI                             Kids 'R' Us (2003/2018)
                                                  Target (B)
                                                 Mervyn's (B)
Wal-Mart Plaza, Owosso, MI                       Wal-Mart (B)
Wal-Mart Plaza, Sturgis, MI                      Wal-Mart (B)
Westland Shopping Center,             Dick's Sporting Goods (2011/2026)
  Westland, MI
MINNESOTA (1)
Wal-Mart Plaza, Little Falls, MN                 Wal-Mart (B)
MISSOURI (5)
Kmart, Cape Girardeau, MO                     Kmart (2011/2061)
Kmart, Jefferson City, MO                     Kmart (2011/2061)
Prairie View Plaza,                           Kmart (2011/2050)
  Kansas City, MO
Manchester Plaza, Manchester, MO         Kloss Furniture (2004/2054)
Kmart Plaza, Springfield, MO                  Kmart (2011/2061)

                                                                                GROSS
                                                                              LEASABLE
                                        OWNERSHIP                               AREA
                                        INTEREST           YEAR       LAND      (GLA)     PERCENT
                                       (EXPIRATION      DEVELOPED/    AREA    (SQ. FT.)   LEASED
            PROPERTY                 INCL. OPTIONS)     RENOVATED    (ACRES)     (A)      OF GLA
-------------------------------------------------------------------------------------------------
OHIO (2)
Wal-Mart Plaza, Mansfield, OH              Fee          1993/1998      3.90     55,316      94%
Shannon Station, Van Wert, OH              Fee            1989        20.20    145,607      97%

WISCONSIN (11)
Kmart Plaza, Ft. Atkinson, WI              Fee            1979         8.90     88,608      73%
Kmart, Green Bay, WI                       Fee          1974/1992     11.59    118,988     100%
Country Fair Shopping Center,              Fee          1960/1991     10.50    152,166      91%
  Hales Corners, WI
Kmart, Janesville, WI                      Fee          1968/1991     13.78    104,000     100%
Kmart Plaza, Kenosha, WI                   Fee          1973/1994      9.95    119,726     100%
Westland Plaza, Madison, WI                Fee          1978/1992     12.40    122,534      88%
Kmart, Madison, WI                         Fee          1968/1991     12.53    106,058     100%
Northway Mall, Marshfield, WI      Ground Lease (2022)  1978/1994     21.63    287,267      96%
Kmart, Milwaukee, WI                       Fee            1971        11.23    117,791     100%
Kmart, Oshkosh, WI                         Fee          1968/1992     10.00    104,000     100%
Kmart, Stevens Point, WI                   Fee          1972/1990      8.00    109,197     100%
                                                                              ---------
        TOTAL                                                                 6,038,503
                                                                              =========


                                                ANCHOR TENANTS
                                              (LEASE EXPIRATION/
            PROPERTY                          OPTION EXPIRATION)
-------------------------------------------------------------------
OHIO (2)
Wal-Mart Plaza, Mansfield, OH                    Wal-Mart (B)
Shannon Station, Van Wert, OH                Wal-Mart (2009/2039)
                                             Roundy's (2010/2030)
WISCONSIN (11)
Kmart Plaza, Ft. Atkinson, WI                 Kmart (2004/2054)
Kmart, Green Bay, WI                          Kmart (1999/2049)
Country Fair Shopping Center,                 Kmart (2011/2061)
  Hales Corners, WI
Kmart, Janesville, WI                         Kmart (2003/2038)
Kmart Plaza, Kenosha, WI                      Kmart (2011/2061)
Westland Plaza, Madison, WI                   Kmart (2002/2053)
Kmart, Madison, WI                            Kmart (2002/2042)
Northway Mall, Marshfield, WI                 Kmart (2011/2022)
                                            JC Penney (1999/2019)
                                             Younkers (2004/2019)
Kmart, Milwaukee, WI                          Kmart (2011/2061)
Kmart, Oshkosh, WI                            Kmart (2003/2038)
Kmart, Stevens Point, WI                      Kmart (2011/2061)
        TOTAL

(A) Includes only Company owned square footage.
(B) These stores and the underlying pads are owned and managed by third parties not related to the Company.
(C) Kmart subleases this property to Hobby Lobby.
(D) In addition to the operating properties listed, the Company leases 6,193 square feet of office space for its headquarters in Bingham Farms, Michigan.

ITEM 3. LEGAL PROCEEDINGS

  In the ordinary course of business, the Company is involved in routine litigation. However, there are no material legal proceedings presently pending against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

  The Company's common stock is listed on the New York Stock Exchange under the symbol "MAL". As of February 29, 2000 the Company had approximately 200 stockholders of record. The following table sets forth, for the periods indicated, the high and low sales price as reported on the New York Stock Exchange, the dividends declared and paid by the Company per common share for each such period, and the income tax treatment of such distributions:

                                                                                  ORDINARY    RETURN       CAPITAL       UNRECAP.
                                                                                  TAXABLE       OF           GAIN        SEC 1250
                                                  HIGH      LOW      DIVIDENDS    DIVIDEND    CAPITAL    DISTRIBUTION      GAIN
                                                 ------    ------    ---------    --------    -------    ------------    --------
1998
----
First Quarter..................................  $18.31    $17.31     $0.425        30.9%      69.1%         --%           --%
Second Quarter.................................  $18.13    $17.13      0.425        30.9       69.1          --            --
Third Quarter..................................  $17.75    $16.25      0.425        30.9       69.1          --            --
Fourth Quarter.................................  $17.75    $14.50      0.425        30.9       69.1          --            --
                                                                      ------
                                                                      $ 1.70
                                                                      ======
1999
----
First Quarter..................................  $15.88    $13.50     $0.425        32.6%      54.0%       12.1%          1.3%
Second Quarter.................................  $15.88    $13.88      0.425        32.6       54.0        12.1           1.3
Third Quarter..................................  $15.50    $12.63      0.425        32.6       54.0        12.1           1.3
Fourth Quarter.................................  $14.13    $12.00      0.425        32.6       54.0        12.1           1.3
                                                                      ------
                                                                      $ 1.70
                                                                      ======

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

ITEM 6. SELECTED FINANCIAL DATA

  The following table sets forth selected financial information for the Company on a historical basis and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and all of the financial statements and notes thereto included elsewhere in this Form 10-K.

                            SELECTED FINANCIAL DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                            YEAR ENDED DECEMBER 31,
                                                              ----------------------------------------------------
                                                                1999       1998       1997       1996       1995
                                                              --------   --------   --------   --------   --------
OPERATING DATA
Revenues
  Rental income.............................................  $ 30,662   $ 28,084   $ 24,092   $ 23,836   $ 22,100
  Percentage and overage rents..............................     1,307      1,215      1,177      1,164        963
  Recoveries from tenants...................................    10,688      9,954      9,271      9,340      8,662
  Interest and other income.................................       615        311        443        623        522
  Gain on sale of real estate...............................     1,602
                                                              --------   --------   --------   --------   --------
Total revenues..............................................    44,874     39,564     34,983     34,963     32,247
Operating expenses
Property operating and maintenance..........................     3,115      2,876      2,867      2,769      1,961
  Other operating expenses..................................     1,752      1,615      1,493      1,481      1,216
  Real estate taxes.........................................     8,612      8,134      7,891      7,715      7,511
  General and administrative................................     2,024      2,068      1,545      1,664      1,463
  Depreciation and amortization.............................     6,368      5,633      5,068      4,920      4,597
  Impairment of real estate.................................                  431
                                                              --------   --------   --------   --------   --------
Total operating expenses....................................    21,871     20,757     18,864     18,549     16,748
                                                              --------   --------   --------   --------   --------
Operating income............................................    23,003     18,807     16,119     16,414     15,499
Interest expense............................................    17,550     16,770     15,576     15,815     13,749
                                                              --------   --------   --------   --------   --------
Income before extraordinary item and cumulative effect of
  change in accounting principle............................     5,453      2,037        543        599      1,750
Extraordinary item -- loss on extinguishment of debt........      (289)      (191)
                                                              --------   --------   --------   --------   --------
Income before cumulative effect of change in accounting
  principle.................................................     5,164      1,846        543        599      1,750
Cumulative effect of change in accounting principle.........      (522)
                                                              --------   --------   --------   --------   --------
Net income..................................................  $  4,642   $  1,846   $    543   $    599   $  1,750
                                                              ========   ========   ========   ========   ========
Basic and diluted earnings per share........................  $   0.90   $   0.41   $   0.15   $   0.17   $   0.49
                                                              ========   ========   ========   ========   ========
Weighted-average basic shares...............................     5,170      4,507      3,546      3,464      3,547
                                                              ========   ========   ========   ========   ========
Weighted-average diluted shares (1).........................     5,170      4,524      3,591      3,475      3,547
                                                              ========   ========   ========   ========   ========
PRO FORMA DATA (3)
Pro forma amount assuming the change in accounting method
  for percentage rent revenue is applied retroactively:
Income before extraordinary item............................  $  5,453   $  1,970   $    475   $    659   $  1,723
                                                              ========   ========   ========   ========   ========
Basic and diluted earnings per share before extraordinary
  item......................................................  $   1.05   $   0.44   $   0.13   $   0.19   $   0.49
                                                              ========   ========   ========   ========   ========
Net income..................................................  $  5,164   $  1,779   $    475   $    659   $  1,723
                                                              ========   ========   ========   ========   ========
Basic and diluted earnings per share........................  $   1.00   $   0.39   $   0.13   $   0.19   $   0.49
                                                              ========   ========   ========   ========   ========
CASH FLOW DATA
Cash provided by operating activities.......................  $ 10,872   $ 10,069   $  5,149   $  7,117   $  8,541
Cash used for investing activities..........................    (4,623)   (40,627)    (8,216)    (2,162)   (33,337)
Cash provided by (used for) financing activities............    (7,290)    31,739     (2,182)    (7,084)    22,142
                                                              --------   --------   --------   --------   --------
  Net increase (decrease) in cash and cash equivalents......  $ (1,041)  $  1,181   $ (5,249)  $ (2,129)  $ (2,654)
                                                              ========   ========   ========   ========   ========
OTHER DATA
Funds from operations (2)
  Basic.....................................................  $ 10,214   $  8,094   $  5,581   $  5,467   $  6,310
                                                              ========   ========   ========   ========   ========
  Diluted...................................................  $ 17,017   $ 15,697   $ 13,846   $ 13,937   $ 14,897
                                                              ========   ========   ========   ========   ========
Cash distributions declared per basic common share..........  $   1.70   $   1.70   $   1.70   $   1.70   $   1.70
                                                              ========   ========   ========   ========   ========
Total gross leasable area at period end.....................     6,038      6,209      5,653      5,707      5,695
                                                              ========   ========   ========   ========   ========

                                                                                  DECEMBER 31,
                                                              ----------------------------------------------------
                                                                1999       1998       1997       1996       1995
                                                              --------   --------   --------   --------   --------
BALANCE SHEET DATA
Real estate, before accumulated depreciation................  $267,117   $261,783   $215,785   $207,590   $206,085
Total assets................................................   253,480    256,837    216,138    217,852    223,360
Mortgage indebtedness.......................................   126,601    122,279     88,585     83,643     83,734
Convertible debentures......................................    42,743     44,925     56,680     61,285     61,285
Convertible notes...........................................    27,000     27,000     27,000     27,000     27,000
Shareholders' equity........................................    47,141     51,237     33,942     34,993     41,243

(1) In accordance with Statement of Financial Accounting Standards, No. 128, "Earnings per Share", conversion of all of the debt securities would be antidilutive and as such are not included in the weighted average diluted shares reported above.
(2) Management considers funds from operations ("FFO") to be an appropriate measure of performance of an equity real estate investment trust. The Company calculates FFO as net income or loss excluding gains and losses from sales of property, further adjusted for certain non-cash items including depreciation and amortization of real estate assets. It is the opinion of management that reduction for or inclusion of these items is not meaningful in evaluating income-producing real estate which, in general, has historically not depreciated. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs, including distributions. FFO should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity or the ability to pay distributions but rather as a supplemental tool to be used in conjunction with these factors in analyzing the Company's overall performance. See "Funds From Operations" in Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations." Diluted FFO assumes the conversion of all debt securities.
(3) In 1999, the Company changed its method of accounting for percentage rental revenue in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." See Note 9 in the accompanying financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  The following discussion should be read in conjunction with the "Selected Financial Data" and the Company's consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K.

RESULTS OF OPERATIONS

Comparison of Year Ended December 31, 1999 to Year Ended December 31, 1998

  Total revenues increased $5.310 million from 1998. Approximately $1.602 million of the increase resulted from a gain of $1.751 million on the sale of a freestanding Kmart retail building located in Colma, California in March 1999 offset by a loss of $149,000 incurred on the sale of property in Gary, Indiana in August 1999. Minimum rents and recoveries from tenants increased $3.312 million resulting primarily from the Company's acquisitions of a 12 shopping center portfolio in May 1998 and the Wal-Mart Plaza in Decatur, Illinois in March 1999 and the completion of redevelopments at Melrose Park, Illinois in March 1999, North Aurora, Illinois in November 1998 and Lawrence, Kansas in October 1998. Percentage rent increased approximately $92,000 from 1998 primarily due to overall increases in percentage rents from Kmart and Wal-Mart, the Company's two largest tenants, offset by a decrease resulting from a change in the method in which the Company accounts for these revenues. Interest and other income increased approximately $304,000 primarily from the receipt of nonrecurring lease termination fees from two tenants in 1999.

  Total operating expenses increased $1.114 million from 1998. Property operating and maintenance expense, other operating expenses, real estate taxes and depreciation and amortization increased $239,000, $137,000, $478,000 and $735,000, respectively, primarily due to the acquisitions and redevelopments discussed above. General and administrative expense decreased $44,000, primarily due to decreased compensation expense offset by an increase in state franchise and income taxes due to the acquisitions referred to above. In 1998, the Company recorded an impairment of real estate of approximately $431,000 due to the write down of its interest in the Gary, Indiana asset to its net realizable value in accordance with Statement of Financial Accounting Standards (SFAS) No. 121. No impairments of real estate have been recorded in 1999.

  Interest expense (including related amortization of deferred financing costs) increased approximately $780,000 due to increased debt levels from borrowing on the Company's lines of credit, long-term financing related to the acquisitions of properties and amortization of deferred financing costs on such borrowings. Interest capitalized on redevelopment projects in 1999 was $161,000 compared to $447,000 in 1998.

  The Company recorded a net extraordinary loss of approximately $289,000 on the early extinguishment of debt in 1999 in connection with the pay down of a portion of the Company's Securitized Mortgage Loan and repurchases of its 9 1/2 percent Subordinated Convertible Debentures due 2004 ("Debentures"). In 1998, the Company recorded a loss of $191,000 on Debenture repurchases.

  In the fourth quarter 1999, the Company changed its method of accounting for percentage rental revenue, effective January 1, 1999, in accordance with the U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 101. The cumulative effect of such change as of January 1, 1999 was to decrease revenues by $522,000 and this charge has been recorded in 1999.

  Overall, net income increased approximately $2.796 million to $4.642 million in 1999 primarily as a result of net gains on the sales of properties combined with an increase in operating income resulting from acquisitions and redevelopments offset by an increase in extraordinary losses recorded on the extinguishment of debt and the cumulative effect of a change in accounting principle discussed above.

Comparison of Year Ended December 31, 1998 to Year Ended December 31, 1997

  Total revenue increased approximately $4.581 million which is attributable to increases in minimum rent and recoveries from tenants of approximately $3.992 million and $683,000, respectively resulting primarily from the Company's acquisitions of properties. The acquisitions of a 12 shopping center portfolio in May 1998, the Westland Shopping Center in February 1998, and the Southwind Theater complex in Lawrence Kansas in November 1997, accounted for approximately $2.130 million, $852,000 and $630,000, respectively, of the increase in revenues. Interest and other income decreased approximately $132,000 primarily due to nonrecurring lease termination income received in 1997 and lower amounts of working capital available for investment in 1998 due to funding of ongoing redevelopment projects.

  Total operating expenses increased approximately $1.893 million. Other operating expenses and general and administrative expenses increased approximately $122,000 and $523,000, respectively, primarily due to increased compensation expense. Real estate taxes and depreciation and amortization expense increased approximately $243,000 and $565,000, respectively, primarily as a result of the acquisitions discussed above. An impairment of real estate of approximately $431,000 was recorded in 1998 due to the reduction of the Company's carrying value in a shopping center in Gary, Indiana to its net realizable value.

  The Company incurred an extraordinary loss on extinguishment of debt of $191,000 on the repurchase and retirement of $9.625 million aggregate principal of Debentures. The loss resulted primarily from the charge off of deferred financing costs associated with the retired debt.

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

Impact of Recently Adopted Accounting Standards

  In December 1999, the SEC issued SAB No. 101 -- Revenue Recognition in Financial Statements which addresses the proper recognition of certain revenue items including contingent (percentage) rents. Certain of the Company's leases contain provisions whereby additional rent is due from a tenant once the tenant has achieved a certain sales level i.e. contingent rental. Under SAB No. 101, a lessor should not recognize contingent rental income until the changes in the factor(s) on which the contingent lease payments is (are) based actually occur. The Company had previously recorded accrued percentage rental income as lessee's specified sales targets were met or achievement of the sales target was probable.

  The Company has elected to adopt the provisions of SAB No. 101 in the fourth quarter 1999, effective January 1, 1999. The cumulative effect of such adoption is a reduction in percentage rental revenue of approximately $522,000 as of January 1, 1999.

  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" effective for fiscal year beginning after June 15, 2000. This Statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivatives and whether it qualifies for hedge accounting. The Company is evaluating the impact of this statement on its consolidated financial statements.

Year 2000 Date Conversion

  Certain computer systems that have time-sensitive programs may not properly recognize the year 2000 which could result in major system failures or miscalculations. In 1999, the Company developed a high-level plan to address the risks posed by the Year 2000 issues which included the testing of internal systems and inquiry of third parties with which the Company conducts business including major tenants, vendors, contractors and creditors.

  While the Company had a Year 2000 contingency plan in place as part of its final Year 2000 Plan, it did not experience any Year 2000 related business interruptions that are known at this time. Management feels that there is a reasonably low level of risk that the Company will experience any significant collateral Year 2000 related problems that have not materialized to date. The Company would generally expect to manage business interruption relating to Year 2000 issues that may still occur in a manner similar to other potential interruption issues encountered in the regular course of business. The Company intends to execute contingency plans as necessary as the year progresses. However, the contingency plans are expected to provide relief only for short periods after which there could be an interruption in or failure of, the Company's normal business activities that could have a material adverse effect on the Company's operations, liquidity and financial condition.

Funds From Operations

  Management considers Funds From Operations ("FFO") to be an appropriate measure of performance of an equity real estate investment trust. The Company calculates FFO as prescribed by the National Association of Real Estate Investment Trusts (NAREIT), as further clarified in a 1995 opinion paper, which utilizes net income or loss excluding gains and losses from sales of property and debt restructuring, further adjusted for certain non-cash items including depreciation and amortization of real estate assets and other nonrecurring items. It is the opinion of management that reduction for, or inclusion of these items, is not meaningful in evaluating income-producing real estate which, in general, has historically not depreciated. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs, including distributions. FFO should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity or the ability to pay distributions but rather, as a supplemental tool to be used in conjunction with these factors in analyzing the Company's overall performance.

  The Company reports FFO on both a basic and diluted basis. The diluted basis assumes the conversion of the Company's convertible debentures and convertible notes into shares of common stock as well as other common stock equivalents including those which are antidilutive to earnings per share.

  The following table shows the components that comprise the Company's FFO for each of the three years ended December 31, 1999. The computation of FFO for 1997 has been restated to conform with the 1999 and 1998 presentation.

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                               1999         1998         1997
                                                              -------      -------      -------
                                                                       (in thousands)
Net income..................................................  $ 4,642      $ 1,846      $   543
Depreciation and Amortization:
Depreciation of buildings and improvements..................    6,044        5,399        4,845
Amortization of tenant allowances and improvements..........      173          113           97
Amortization of leasing costs...............................      146          114           96
Gain on sale of real estate.................................   (1,602)          --           --
Impairment of real estate...................................       --          431           --
Loss on extinguishment of debt..............................      289          191           --
Cumulative effect of change in accounting principle.........      522           --           --
                                                              -------      -------      -------
Funds From Operations, Basic................................   10,214        8,094        5,581
Interest expense on convertible securities..................    6,520        7,287        7,916
Amortization of deferred financing costs on convertible
  securities................................................      283          316          349
                                                              -------      -------      -------
Funds From Operations, Diluted..............................  $17,017      $15,697      $13,846
                                                              -------      -------      -------
Weighted average shares outstanding:
  Basic.....................................................    5,170        4,507        3,546
                                                              -------      -------      -------
  Diluted...................................................    5,170        4,524        3,591
                                                              -------      -------      -------
  Diluted, assuming conversion of convertible securities....    9,372        9,206        8,704
                                                              -------      -------      -------

LIQUIDITY AND CAPITAL RESOURCES

  Cash flow from operations is the principal source of capital to fund the Company's ongoing operations. Current efforts to increase cash flow have centered on additional acquisitions of properties, redevelopment opportunities at certain of the Company's existing properties and disposition of noncore assets.

Acquisitions

  In January 1999, the Company completed the acquisition of the Wal-Mart Plaza, a 45,000 square foot community shopping center in Decatur, Illinois, for $4.71 million. The acquisition was originally part of a larger portfolio of Wal-Mart anchored shopping centers which was acquired by the Company in 1998 and was delayed to accommodate the completion of an expansion of the center. The acquisition was funded out of proceeds from the Company's line of credit with Bank One (the "Bank One Line") and from available cash reserves.

  In February 2000, the Company completed the acquisition of a ground lease interest in a portion of its property in Topeka, Kansas. Terms of the agreement included a purchase price of $525,000 plus payment of all closing costs. As a result of the acquisition, the Company now owns the fee interest in the entire property.

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

  Construction was completed in March 1999 on a new 24,000 square foot Ace Hardware Store in Arkansas City, Kansas. The former Kmart store was redeveloped and subdivided at a cost of approximately $619,000, including capitalized interest, taxes and leasing commissions, which was funded primarily from the Company's line of credit with Greenwich Capital Markets, Inc.(the "Greenwich Capital Line"). The Company is negotiating with several national and regional retailers to lease the remaining 16,000 square feet of the building.

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

  Phase II of the redevelopment of the Pine Ridge Plaza in Lawrence, Kansas began during 1999 with the completion of a 5,000 square foot International House of Pancakes restaurant in November. Current plans also call for the addition of two "big box" national retailers consisting of 20-25,000 square feet each and approximately 15,000 square feet of additional in-line retail space. Construction on one of the two big box retailers is anticipated to begin in the second quarter 2000, after finalization of lease terms. Total costs of the Phase II development are anticipated to range from approximately $3.7 million to $4.0 million depending on the final scope of the project and are anticipated to be expended over the next twelve to eighteen months. Possible sources of funding for the project include the Company's lines of credit and property specific financing.

Capital Expenditures

  The Company incurs capital expenditures in the ordinary course of business in order to maintain its properties. Such capital expenditures typically include roof, parking lot and other structural repairs, some of which are reimbursed by tenants. In 1999, the Company incurred $1.279 million for capital expenditures which were funded primarily out of reserves required for the Company's collateralized mortgages and partially from operating cash flows. Approximately $1.1 million is anticipated to be incurred in 2000 for capital expenditures, also to be funded from similar sources.

  The Company will occasionally provide inducements such as building allowances or space improvements and/or pay leasing commissions to outside brokers in order to procure new tenants or renegotiate expiring leases with current tenants. The total cost of these expenditures in 1999 excluding costs associated with the redevelopment projects discussed above was $268,000. These expenditures are generally funded by operating cash flows and increased revenues resulting from such expenditures. In 2000, the Company anticipates spending approximately $657,000 on such expenditures.

Sources of Capital

  In March 1999, the Company sold a property in Colma, California containing a freestanding Kmart store, for $7.665 million. In conjunction with the sale, the Company paid down $3.625 million on its Securitized Mortgage Loan to have the property released from the collateral pool. Net proceeds from the sale of $3.5 million after mortgage repayment and selling expenses were used to reduce the outstanding balances on the Company's lines of credit.

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

Payments of interest and principal amortized over 20 years are due monthly. Proceeds of the loan were utilized to fund a portion of the construction allowance due Cinemark for the theater in Melrose Park, Illinois.

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

  In October 1999, the Company obtained a $5.484 million mortgage loan with Bank of America collateralized by its interest in the ground lease of the Cinemark theater in North Aurora, Illinois. Terms of the mortgage include payments of interest at 8.7% annually and principal amortized over a 30 year term. The loan is due in full on November 1, 2009. As part of the loan agreement, the Company transferred its interest in the ground lease to a wholly owned subsidiary, Malan Aurora Corp. Funds from the loan were used to pay down the outstanding balances on the Company's lines of credit. In connection with the loan agreement the Company has a standby letter of credit agreement with Bank One in the amount of $250,000. The letter of credit serves as additional collateral to ensure performance of certain environmental remediation of the property, which is the responsibility of a former tenant.

  The Company has outstanding as of December 31, 1999 and 1998 $42.743 million and $44.925 million, respectively, of Debentures and $27 million of Convertible Notes, which are convertible into shares of Common Stock at a price of $17.00 per share. The Debentures carry a rating of B3 from Moody's Investors Services, Inc. In 1998 the Company implemented a plan to repurchase and retire up to $15 million aggregate principal of Debentures. During 1999, the Company made repurchases of $2.182 million principal of Debentures which were funded from available working capital. A total of $11.807 million principal of Debentures have been repurchased under the plan. The Company may make future repurchases of Debentures as funds become available.

  In December 1999, the Company completed an extension and modification of the Greenwich Capital Line to November 2001. Modified terms included the release of two properties from the collateral pool and substitution of two additional properties and an increase in the interest rate to 250 basis points over LIBOR. In March 2000, the Company added its property in Topeka, Kansas to the collateral pool, bringing to 17 the number of properties which collateralize the line.

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

  The Bank One Line calls for monthly payments of interest at the rate of 200 basis points over LIBOR, is collateralized by the Company's interest in Orchard-14 Shopping Center in Farmington Hills, Michigan and is due March 31, 2000. The Company intends to negotiate an extension of this line. The Greenwich Capital Line is a revolving line of credit of up to $25 million which expires November 2001 and is collateralized by 17 properties owned by the Company's wholly owned subsidiary, Malan Revolver, Inc. The Greenwich Capital Line requires monthly payments of interest only at LIBOR plus 250 basis points. The maximum borrowings under the Greenwich Capital Line and the Bank One Line as of February 29, 2000 were $17.5 million and $4.5 million, respectively, and there was $11.7 million and $3.0 million, respectively, outstanding as of that date.

  The Company's major tenant, Kmart, accounted for approximately 28.8% of its gross revenue and 27.8% of its base minimum rent in 1999. Since its IPO, the Company has substantially reduced its exposure to Kmart through acquisitions and redevelopments of properties, lease termination agreements with Kmart and the assumption of certain Kmart sublease agreements. At the IPO, Kmart accounted for approximately 60.1% of the Company's annualized base minimum rents.

  Each of the above statements regarding anticipated operating results are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes the statements and projections are based upon reasonable assumptions, actual results may differ from those projected. Key factors that could cause actual results to differ materially include economic downturns, successful and timely completion of acquisitions, renovations and development programs, leasing activities and other risks associated with the commercial real estate business, and as detailed in the Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

  The Company has exposure to interest rate risk on its debt obligations and interest rate instruments. Based on the Company's outstanding variable rate debt at December 31, 1999, a one percent increase or decrease in interest rates would decrease or increase, respectively, the Company's earnings and cash flows by approximately $112,000 on an annualized basis.

  Based on the Company's consolidated debt and interest rates in effect at December 31, 1999, a one percent increase or decrease in interest rates would decrease or increase the fair value of debt by approximately $3.1 million.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                     INDEX

                                                               PAGE
                                                              NUMBER
                                                              ------
Independent Auditors' Report................................    16
Consolidated Balance Sheets as of December 31, 1999 and
  1998......................................................    17
Consolidated Statements of Operations for Each of the Three
  Years in the Period Ended
  December 31, 1999.........................................    18
Consolidated Statements of Shareholders' Equity for Each of
  the Three Years in the Period Ended December 31, 1999.....    19
Consolidated Statements of Cash Flows for Each of the Three
  Years in the Period Ended December 31, 1999...............    20
Notes to Consolidated Financial Statements..................    21
Consolidated Financial Statement Schedule III -- Real Estate
  and Accumulated Depreciation..............................    30

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

  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles. Also in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

  As discussed in Note 9 to the financial statements, in 1999 the Company changed its method of accounting for percentage rents.

DELOITTE & TOUCHE LLP
Detroit, Michigan
January 27, 2000

                 MALAN REALTY INVESTORS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                       (in thousands, except share data)

                                                                     DECEMBER 31,
                                                              --------------------------
                                                                1999              1998
                                                              --------          --------
ASSETS:
  Real Estate (Notes 2 and 7):
    Land....................................................  $ 29,124          $ 28,178
    Buildings and improvements..............................   237,993           233,605
                                                              --------          --------
      Total.................................................   267,117           261,783
      Less: accumulated depreciation........................   (26,584)          (21,286)
                                                              --------          --------
      Total.................................................   240,533           240,497
  Other Assets:
    Accounts receivable (net of allowance of $156 and $140
     at December 31, 1999 and 1998).........................     1,149             1,662
    Deferred financing and other............................     7,554             9,450
    Cash and cash equivalents...............................     1,857             2,898
    Restricted cash -- mortgage escrow deposits.............     2,387             2,330
                                                              --------          --------
      TOTAL ASSETS..........................................  $253,480          $256,837
                                                              ========          ========
LIABILITIES:
  Mortgages (Note 2)........................................  $126,601          $122,279
  Convertible debentures (Note 2)...........................    42,743            44,925
  Convertible notes (Note 2)................................    27,000            27,000
  Accounts payable and other................................     2,699             4,031
  Accrued distributions payable.............................     2,198             2,200
  Accrued property taxes....................................     1,315             1,265
  Accrued interest payable..................................     3,783             3,900
                                                              --------          --------
      Total liabilities.....................................   206,339           205,600
                                                              --------          --------
COMMITMENTS AND CONTINGENCIES (NOTE 4)
SHAREHOLDERS' EQUITY (NOTE 3)
  Common stock ($.01 par value, 30 million shares
    authorized, 5,172,404 and 5,168,742 shares issued and
    outstanding as of December 31, 1999 and 1998)...........        52                52
  Additional paid in capital................................    74,169            74,117
  Accumulated distributions in excess of net income.........   (27,080)          (22,932)
                                                              --------          --------
      Total shareholders' equity............................    47,141            51,237
                                                              --------          --------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY............  $253,480          $256,837
                                                              ========          ========

                 See Notes to Consolidated Financial Statements

                 MALAN REALTY INVESTORS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

               (in thousands, except share and per share amounts)

                                                                  YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                               1999         1998         1997
                                                              -------      -------      -------
REVENUES
  Minimum rent (Note 4).....................................  $30,662      $28,084      $24,092
  Percentage and overage rents (Note 9).....................    1,307        1,215        1,177
  Recoveries from tenants...................................   10,688        9,954        9,271
  Interest and other income.................................      615          311          443
  Gain on sale of real estate...............................    1,602
                                                              -------      -------      -------
    TOTAL REVENUES..........................................   44,874       39,564       34,983
                                                              -------      -------      -------
EXPENSES
  Property operating and maintenance........................    3,115        2,876        2,867
  Other operating expenses..................................    1,752        1,615        1,493
  Real estate taxes.........................................    8,612        8,134        7,891
  General and administrative................................    2,024        2,068        1,545
  Depreciation and amortization.............................    6,368        5,633        5,068
  Impairment of real estate.................................                   431
                                                              -------      -------      -------
    TOTAL OPERATING EXPENSES................................   21,871       20,757       18,864
                                                              -------      -------      -------
OPERATING INCOME............................................   23,003       18,807       16,119
INTEREST EXPENSE............................................   17,550       16,770       15,576
                                                              -------      -------      -------
Income before extraordinary item and cumulative effect of
  change in accounting principle............................    5,453        2,037          543
Extraordinary Item -- loss on extinguishment of debt........     (289)        (191)
                                                              -------      -------      -------
Income before cumulative effect of change in accounting
  principle.................................................    5,164        1,846          543
Cumulative Effect of Change in Accounting Principle (Note
  9)........................................................     (522)
                                                              -------      -------      -------
NET INCOME..................................................  $ 4,642      $ 1,846      $   543
                                                              =======      =======      =======
BASIC AND DILUTED EARNINGS PER SHARE BEFORE EXTRAORDINARY
  ITEM AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE (NOTE 11).......................................  $  1.05      $  0.45      $  0.15
                                                              =======      =======      =======
BASIC AND DILUTED EARNINGS PER SHARE BEFORE CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE (NOTE 11)........  $  1.00      $  0.41      $  0.15
                                                              =======      =======      =======
BASIC AND DILUTED EARNINGS PER SHARE (NOTE 11)..............  $  0.90      $  0.41      $  0.15
                                                              =======      =======      =======
PRO FORMA (NOTE 9)
PRO FORMA AMOUNT ASSUMING THE CHANGE IN ACCOUNTING METHOD
  FOR PERCENTAGE RENT REVENUE IS APPLIED RETROACTIVELY:
INCOME BEFORE EXTRAORDINARY ITEM............................  $ 5,453      $ 1,970      $   475
                                                              =======      =======      =======
BASIC AND DILUTED EARNINGS PER SHARE BEFORE EXTRAORDINARY
  ITEM......................................................  $  1.05      $  0.44      $  0.13
                                                              =======      =======      =======
NET INCOME..................................................  $ 5,164      $ 1,779      $   475
                                                              =======      =======      =======
BASIC AND DILUTED EARNINGS PER SHARE........................  $  1.00      $  0.39      $  0.13
                                                              =======      =======      =======

                 See Notes to Consolidated Financial Statements

                 MALAN REALTY INVESTORS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                     (in thousands, except per share data)

                                                                                            ACCUMULATED
                                                                                           DISTRIBUTIONS
                                                                         ADDITIONAL              IN               TOTAL
                                                               PAR         PAID-IN           EXCESS OF        SHAREHOLDERS'
                                                              VALUE        CAPITAL           NET INCOME          EQUITY
                                                              -----    ---------------    ----------------    -------------
BALANCE, JANUARY 1, 1997....................................   $35         $45,960            $(11,002)          $34,993
  Conversion of debentures..................................     2           4,469                                 4,471
  Directors compensation paid in stock......................                    48                                    48
  Stock options exercised...................................                     8                                     8
  Distributions -- $1.70 per share..........................                                    (6,121)           (6,121)
  Net income................................................                                       543               543
                                                               ---         -------            --------           -------
BALANCE, DECEMBER 31, 1997..................................    37          50,485             (16,580)           33,942
  Conversion of debentures..................................     2           2,080                                 2,082
  Secondary sale of 1,300,000 common shares of Malan Realty
    Investors, Inc., net of costs...........................    13          21,466                                21,479
  Directors compensation paid in stock......................                    48                                    48
  Stock options exercised...................................                    38                                    38
  Distributions -- $1.70 per share..........................                                    (8,198)           (8,198)
  Net income................................................                                     1,846             1,846
                                                               ---         -------            --------           -------
BALANCE, DECEMBER 31, 1998..................................    52          74,117             (22,932)           51,237
  Directors compensation paid in stock......................                    48                                    48
  Stock options exercised...................................                     4                                     4
  Distributions -- $1.70 per share..........................                                    (8,790)           (8,790)
  Net income................................................                                     4,642             4,642
                                                               ---         -------            --------           -------
BALANCE, DECEMBER 31, 1999..................................   $52         $74,169            $(27,080)          $47,141
                                                               ===         =======            ========           =======

                 See Notes to Consolidated Financial Statements

                 MALAN REALTY INVESTORS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                                                  YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1999        1998        1997
                                                              --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME................................................  $  4,642    $  1,846    $    543
                                                              --------    --------    --------
  Adjustments to reconcile net income to net cash flows
    provided by operating activities:
    Depreciation and amortization...........................     6,368       5,633       5,068
    Amortization of deferred financing costs................     1,849       1,929       1,620
    Directors compensation issued in stock..................        48          48          48
    Net gains on sales of real estate.......................    (1,602)
    Impairment of real estate...............................                   431
    Loss on extinguishment of debt..........................       289         191
    Change in operating assets and liabilities that provided
     (used) cash:
      Accounts receivable and other.........................       677        (907)       (982)
      Accounts payable, deferred income and other accrued
       liabilities..........................................    (1,399)        898      (1,148)
                                                              --------    --------    --------
    Total adjustments.......................................     6,230       8,223       4,606
                                                              --------    --------    --------
    NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES.........    10,872      10,069       5,149
                                                              --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Real estate developed, acquired or improved, net of
    mortgages assumed.......................................   (12,516)    (40,677)     (8,195)
  Deposits to escrow........................................   (20,635)    (19,149)    (17,274)
  Disbursements from escrow.................................    20,578      18,959      17,253
  Proceeds from sales of real estate........................     7,950         240
                                                              --------    --------    --------
    NET CASH FLOWS USED FOR INVESTING ACTIVITIES............    (4,623)    (40,627)     (8,216)
                                                              --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Draws on lines of credit..................................    17,400      29,350       6,200
  Repayment of lines of credit..............................   (21,206)    (19,050)     (1,500)
  Net proceeds from secondary equity offering...............                21,479
  Principal payments on mortgages...........................    (4,153)       (494)     (1,428)
  Debt extinguishment costs.................................      (233)
  Net proceeds from mortgages...............................    12,281      18,000       1,670
  Distributions to shareholders.............................    (8,793)     (7,621)     (5,973)
  Debt issuance costs.......................................      (622)       (338)     (1,159)
  Proceeds from stock options exercised.....................         4          38           8
  Repurchases of debentures.................................    (1,968)     (9,625)
                                                              --------    --------    --------
    NET CASH FLOWS PROVIDED BY (USED FOR) FINANCING
     ACTIVITIES.............................................    (7,290)     31,739      (2,182)
                                                              --------    --------    --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........    (1,041)      1,181      (5,249)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR..............     2,898       1,717       6,966
                                                              --------    --------    --------
CASH AND CASH EQUIVALENTS AT END OF YEAR....................  $  1,857    $  2,898    $  1,717
                                                              ========    ========    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION -- CASH
  PAID FOR INTEREST DURING THE YEAR.........................  $ 15,976    $ 15,457    $ 14,058
                                                              ========    ========    ========

                 See Notes to Consolidated Financial Statements

                 MALAN REALTY INVESTORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  General -- The Company is engaged in the ownership, management, leasing, acquisition, development and redevelopment of shopping centers and entertainment facilities and leases space to tenants pursuant to lease agreements. The lease agreements provide for terms ranging from one to 25 years and, in some cases, for annual rentals which are subject to upward adjustment based on operating expense levels and sales volume.

  Basis of Combination and Principles of Consolidation -- The accompanying consolidated financial statements include the activity of the Company and its wholly owned subsidiaries, Malan Mortgagor, Inc., Malan Meadows, Inc., Malan Revolver, Inc., Malan Aurora Corp. and Malan Midwest, LLC. All significant inter-company balances and transactions have been eliminated.

  Reclassifications -- Certain reclassifications have been made to prior years financial statements in order to conform with the current year presentation.

  Real Estate is stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided on a straight line basis over the estimated useful lives of the assets as follows:

Buildings...................................................     40 Years
Improvements................................................  10-40 Years

  Maintenance and repairs are charged to expense as incurred. Renovations which improve or extend the life of the asset are capitalized.

  Deferred Financing and Other consists primarily of deferred financing costs and lease procurement costs. Deferred financing costs at December 31, 1999 and 1998 of $12,689,000 and $12,634,000, respectively, are amortized on a straight line basis over the terms of the applicable debt agreements. Accumulated amortization of deferred financing costs at December 31, 1999 and 1998 was $7,453,000 and $5,902,000, respectively, and amortization expense for 1999, 1998 and 1997 was $1,849,000 $1,929,000 and $1,620,000, respectively, and is included in interest expense in the Consolidated Statement of Operations.

  Lease procurement costs of $2,842,000 and $2,291,000 at December 31, 1999 and 1998, respectively, consist of direct leasing costs, tenant allowances and tenant improvements and are amortized on a straight line basis over the terms of the applicable tenant lease. Accumulated amortization of lease procurement costs at December 31, 1999 and 1998 was $848,000 and $529,000, respectively, and amortization expense for 1999, 1998 and 1997 was $318,000, $227,000, and $193,000, respectively.

  Revenue Recognition -- Minimum rents are recognized on a straight line basis over the terms of the leases. Effective January 1, 1999, the Company began recording percentage rental revenue when lessees' specified sales targets are achieved. Prior to 1999, the Company recorded accrued percentage rental revenue when lessees' specified sales targets had been met or achievement of the sales targets was probable. Recoveries from tenants are recognized as revenue in the period that applicable costs are chargeable to tenants.

  Income Taxes -- The Company has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). As a REIT, the Company generally will not be subject to federal income taxation at the corporate level to the extent it distributes annually at least 95% of its real estate investment trust taxable income, as defined in the Code, to its shareholders and satisfies certain other requirements. Accordingly, no provision has been made for federal income taxes in the accompanying financial statements.

  Earnings per common share -- Earnings per share ("EPS") are computed on both a basic and diluted basis. Basic EPS excludes potential share dilution and is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings but does not include shares issuable upon conversion of securities that would have an antidilutive effect on earnings per share.

  Distributions of $1.70 per common share were declared for each of the years ended December 31, 1999, 1998 and 1997 of which $0.92, $1.17 and $1.70, respectively, represent a return of capital for federal income tax purposes.

  Cash and cash equivalents consist of deposits in banks and certificates of deposit with maturities of three months or less at the date of purchase.

  Long-lived assets and long-lived assets to be disposed of -- The Company's long-lived assets are periodically reviewed throughout the year for impairments in value. The review is based principally on the projected, undiscounted cash flow from the related asset.

  Management estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Segment Information -- The Company's operating units are comprised of approximately 65 commercial retail properties. All financial results are aggregated into one operating segment since the properties have similar economic characteristics.

  Impact of Recently Adopted Accounting Standards -- In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" effective for fiscal years beginning after June 15, 2000. This Statement requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivatives and whether it qualifies for hedge accounting. The Company is evaluating the impact of this statement on its consolidated financial statements.

2. MORTGAGES, DEBENTURES AND NOTES

  The following table sets forth certain information regarding the Company's debt:

                                                                                                                    BALANCE
                                                                             INTEREST            MATURITY        DECEMBER 31,
                                            COLLATERAL                         RATE                DATE         1999       1998
                               ------------------------------------  ------------------------  -------------  --------   --------
                                                                                                                (in thousands)
Mortgages
Greenwich Capital Line of              16 Retail Properties          LIBOR + 250 Basis Points  November 2001  $ 11,194   $ 15,000
  Credit.....................
UDAG Loan....................            Bricktown Square              5% increasing to 9%      March 2023       7,919      8,006
Securitized Mortgage Loan....          24 Retail Properties                 7.518%(1)           August 2002     59,375     63,000
Daiwa Finance Corp...........     The Shops at Fairlane Meadows               8.18%            February 2007    12,554     12,676
Bloomfield Acceptance                  13 Retail Properties                   7.55%            June 2028(2)     20,589     17,755
  Company....................
Wells Fargo Bank.............        Westland Shopping Center                 8.02%            November 2007     5,789      5,842
Bank of America, USA.........  North Aurora, IL-Tinseltown Theater             8.7%            November 2009     5,479         --
Mercantile Bank..............     Lawrence, KS-Southwind Theater              7.49%            February 2006     3,702         --
                                                                                                              --------   --------
Total Mortgages..............                                                                                 $126,601   $122,279
                                                                                                              ========   ========
Convertible Debentures.......               Unsecured                          9.5%              July 2004    $ 42,743   $ 44,925
                                                                                                              ========   ========
Convertible Notes............            Bricktown Square                      8.5%              July 2003    $ 27,000   $ 27,000
                                                                                                              ========   ========

(1) Overall blended rate. The interest rate on four different tranches are either fixed or capped through the use of interest rate cap and floor agreements. The effective interest rate is fixed at 7.518% through February 10, 2002; thereafter, the interest rate on $38.375 million of the mortgage loans converts to a variable rate based on certain requirements. Net settlement costs paid under interest rate cap agreements are recorded on an accrual basis and recognized as an adjustment to interest expense.
(2) Loan is a 30-year loan expiring June 11, 2028. The loan is prepayable at the end of 15 years, or June 11, 2013. Subsequent to that date, all cash flow from the property in excess of operating expenses is to be applied against accrued interest and principal with the balance of the loan due no later than June 11, 2028. It is the Company's intention to repay the loan on the optional prepayment date of June 11, 2013.

  The Greenwich Capital Line of Credit is a revolving line of credit provided by Greenwich Capital Markets, Inc., a division of National Westminister Bank, Plc. for up to $25 million. Under the financial covenants of the agreement, the maximum allowable borrowing under the facility at December 31, 1999 was $17.5 million of which $11.2 million was outstanding. In March 2000, the Company added its property in Topeka, Kansas to the collateral pool, bringing the total available borrowing to approximately $18.6 million.

  The Company has a revolving line of credit with Bank One which allows for borrowings up to $4.5 million. The line is collateralized by the Company's interest in Orchard-14 Shopping Center in Farmington Hills, Michigan. As of December 31, 1999 there were no outstanding borrowings on the line.

  The Company has Convertible Debentures (the "Debentures") and Convertible Notes (the "Notes"), which are convertible into shares of Common Stock at a price of $17 per share. The Debentures are 10-year unsecured general obligations of the Company and carry a rating of B3 from Moody's Investors Services, Inc. The Notes are nine-year general obligations due July 15, 2003 secured by a first mortgage on Bricktown Square in Chicago, Illinois. The Debentures are redeemable by the Company at par beginning July 15, 2001. In 1998, approximately $2.1 million aggregate principal of Debentures were converted into 125,286 shares of stock.

  In September 1998, the Company's Board of Directors approved a plan to repurchase and retire up to $15 million aggregate principal of Debentures. Through December 31, 1999, the Company had repurchased $11.807 million principal of Debentures. The repurchases were funded from the Company's available working capital. The Company recorded an extraordinary gain in 1999 of approximately $170,630, and an extraordinary loss of approximately $191,050 in 1998 related to the repurchases.

  Interest capitalized as part of the cost of redevelopment projects totaled $161,000, $447,000 and $50,000 in 1999, 1998 and 1997, respectively.

  Several of the above debt agreements contain various financial covenants, all of which the Company was in compliance with as of December 31, 1999.

  Approximate scheduled principal payments for the years subsequent to December 31, 1999 are as follows (in thousands):

2000........................................................  $    588
2001........................................................    11,836
2002........................................................    60,067
2003........................................................    27,738
2004........................................................    43,525
2005 and thereafter.........................................    52,590
                                                              --------
    Total...................................................  $196,344
                                                              ========

3. SHAREHOLDER RIGHTS AND STOCK OPTION AND COMPENSATION PLANS

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

  In addition, in the event that, after a person or group has intentionally acquired 15% or more of the Company's outstanding common stock, the Company was acquired in a merger or other business combination transaction or more than 50% of its assets or earnings power were sold, each Right will entitle its holder to purchase, at the Right's then-current exercise price, shares of common stock of such other person having a market value of twice the then-current exercise price (a "flip-over" event).

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

  Directors Option Plan--The Company has a stock option plan for non-employee directors (the "Directors Option Plan"). Under the Directors Option Plan, following each Annual Meeting of the Board each non-employee Director is automatically granted an option to purchase 1,000 shares of Common Stock.

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

  The following table summarizes the activity for the Company's Stock Option
Plans:

                                                     EMPLOYEE OPTION PLAN                        DIRECTORS OPTION PLAN
                                           -----------------------------------------   ------------------------------------------
                                            SHARES       EXERCISE        WEIGHTED       SHARES        EXERCISE        WEIGHTED
                                            SUBJECT        PRICE         AVERAGE        SUBJECT        PRICE          AVERAGE
                                           TO OPTION     PER SHARE    EXERCISE PRICE   TO OPTION     PER SHARE     EXERCISE PRICE
                                           ---------   -------------  --------------   ---------   --------------  --------------
Balance, January 1, 1997.................   304,000    $13.375-17.00     $15.383         8,292     $14.375-14.50      $14.465
Options Granted 1997.....................                                                4,000     $17.125            $17.125
Options Exercised 1997...................      (634)   $13.375           $13.375
                                            -------                                     ------
Balance December 31, 1997................   303,366    $13.375-17.00     $15.383        12,292     $14.375-17.125     $15.331
Options Granted 1998.....................    21,000    $16.580           $16.580         4,000     $17.688            $17.688
Options Exercised 1998...................      (150)   $13.375           $13.375        (2,500)    $14.375-14.50      $ 14.45
                                            -------                                     ------
Balance, December 31, 1998...............   324,216    $13.375-17.00     $15.422        13,792     $14.375-17.688     $16.174
Options Granted 1999.....................                                                4,000     $15.375            $15.375
Options Forfeited 1999...................   (15,000)   $15.375           $15.375
Options Exercised 1999...................      (300)   $13.375           $13.375
                                            -------                                     ------
Balance, December 31, 1999...............   308,916    $13.375-17.00     $15.383        17,792     $14.375-17.688     $15.994
                                            =======                                     ======
Options Exercisable at December 31,
  1999...................................   261,700                      $15.571        17,792                        $15.994
                                            =======                      =======        ======                        =======

  The Company has elected to report compensation by applying the requirements of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and therefore has recorded no charge to income for stock options. The effect on the Company's net income and earnings per share for 1999, 1998 and 1997 would have been immaterial had the Company recognized compensation expense using the Black-Scholes option pricing model utilizing the following values and weighted-average assumptions:

                                                         1999      1998     1997
                                                        ------    ------    -----
Option value..........................................  $  .12    $  .05    $ .54
Dividend yield........................................    12.7%     10.1%     9.9%
Expected volatility...................................       8%        8%      17%
Risk-free interest rate...............................       6%        6%       6%
Expected lives (in years).............................      10        10       10

  The outstanding stock options at December 31, 1999 have a weighted average contractual life of 5.21 years.

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

  The number of shares of Common Stock to be paid to a Director instead of cash compensation will be determined based on the closing price of the Common Stock on the New York Stock Exchange on the day before the compensation is earned by the Director (i.e., the day before a Board meeting). A maximum of 100,000 shares may be issued under the Stock Compensation Plan. During 1999, 1998 and 1997, a total of 3,362, 2,870 and 2,740 shares, respectively, were issued under the plan reflecting compensation of $48,000 in each year.

  401(K) Plan--The Company has a 401(k) retirement plan (the "401(k) Plan") covering substantially all of its employees. Under the 401(k) Plan, participants are able to defer, until termination of employment with the Company, up to 20% of their annual compensation. The Company intends to match a portion of the participants contributions in an amount to be determined each year by the Board. Compensation expense in connection with the 401(k) Plan for 1999, 1998 and 1997 was $34,000, $32,000 and $24,000, respectively.

4. COMMITMENTS AND CONTINGENCIES

  Revenues derived from the Company's major tenant, Kmart, amounted to 28.8%, 35.5% and 39.0% of total revenues for the years ended December 31, 1999, 1998 and 1997, respectively. Amounts billed and owing from the major tenant were $133,000 and $75,000 at December 31, 1999 and 1998, respectively.

  In connection with the mortgage agreement with Bank of America, collateralized by the Tinseltown Theater in North Aurora, Illinois, the Company has a standby letter of credit agreement with Bank One in the amount of $250,000. The letter of credit serves as additional collateral to guarantee performance of certain environmental remediation of the property, which is the responsibility of a former tenant.

  Approximate future minimum rent under operating leases for the years subsequent to December 31, 1999, assuming no new or renegotiated leases or option extensions, are as follows (in thousands):

2000........................................................  $ 29,268
2001........................................................    27,006
2002........................................................    24,514
2003........................................................    21,257
2004........................................................    18,930
2005 and thereafter.........................................   125,621
                                                              --------
    Total...................................................  $246,596
                                                              ========

  Approximate future minimum rental payments under the terms of all non-cancelable operating leases in which the Company is the lessee, principally for ground leases and office rent, subsequent to December 31, 1999, are as follows (in thousands):

2000........................................................  $  443
2001........................................................     402
2002........................................................     295
2003........................................................     270
2004........................................................     270
2005 and thereafter.........................................   7,594
                                                              ------
    Total...................................................  $9,274
                                                              ======

  Rent expense for operating leases for the years ended December 31, 1999, 1998 and 1997 was $482,000, $491,000 and $498,000, respectively.

  The Company, as an owner of real estate, is subject to various environmental laws. Compliance by the Company with existing laws has not had a material adverse financial effect during the three-year period ended December 31, 1999, nor does management believe it will have a material impact in the future. However, management cannot predict the impact of new or changed laws or regulations on its current properties or properties that it may acquire.

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

  As of December 31, 1999, the following interest rate cap agreements were outstanding:

   NOTIONAL                 FREQUENCY
    AMOUNT        LIBOR      OF RATE
(IN THOUSANDS)   CAP RATE    RESETS                      TERM
--------------   --------   ---------                    ----
   $38,375         6.67%     Monthly          July 1995 to February 2002
   $38,375         8.75%     Monthly         February 2002 to August 2002

  The Company is exposed to credit risk in the event of nonperformance by the counterparties to its interest rate cap agreements, but has no off-balance sheet risk of loss. The Company anticipates that its counterparties will fully perform their obligations under the agreements.

  The carrying value of the interest rate caps as of December 31, 1999 and 1998 was $738,096 and $1,024,000, respectively, and the fair value was $333,000 and $122,000, respectively.

  Mortgages--The fair value of the mortgages is based on the present value of contractual cash flows and is as follows at December 31 (in thousands):

                                                                        1999                        1998
                                                              -------------------------   -------------------------
                                                              CARRYING   ESTIMATED FAIR   CARRYING   ESTIMATED FAIR
                                                               AMOUNT        VALUE         AMOUNT        VALUE
                                                              --------   --------------   --------   --------------
Greenwich Capital Line of Credit............................  $11,194       $ 11,194      $15,000       $ 15,000
UDAG Loan...................................................    7,919          4,621        8,006          4,589
Securitized Mortgage Loan...................................   59,375         59,375       63,000         63,000
Daiwa Finance Corp..........................................   12,554         12,554       12,676         12,676
Bloomfield Acceptance Company...............................   20,589         20,589       17,755         17,755
Wells Fargo Bank............................................    5,789          5,788        5,842          5,842
Bank of America.............................................    5,479          5,479           --             --
Mercantile Bank.............................................    3,702          3,702           --             --
                                                              --------      --------      --------      --------
TOTAL.......................................................  $126,601      $123,302      $122,279      $118,862
                                                              ========      ========      ========      ========

  Convertible Debentures and Convertible Notes--The fair value of the Convertible Debentures is based on the traded value at the close of business at year end. The carrying value of the Convertible Debentures as of December 31, 1999 and 1998 was $42.743 and $44.925 million, respectively. The estimated fair value based upon the traded value at the close of business on December 31, 1999 and 1998 was $37.665 million and $43.128 million, respectively. Management believes that the carrying value of the Convertible Notes as of December 31, 1999 and 1998 approximates the fair value.

  The fair value estimates presented herein are based on information available to management as of December 31, 1999 and 1998. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such financial instruments have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

6. SIGNIFICANT NONCASH TRANSACTIONS

  Significant noncash transactions for the three years ended December 31, 1999 are as follows:

                                                                 YEARS ENDED DECEMBER 31,
                                                               1999        1998        1997
                                                              ------      ------      ------
                                                                      (in thousands)
Conversion of debentures into common stock, net of
  unamortized costs (125,286 shares in 1998 and 270,878
  shares in 1997)...........................................              $2,082      $4,471
Distributions declared not yet paid.........................  $2,198      $2,200      $1,620

7. PROPERTY ACQUISITIONS AND DISPOSITIONS

  During the three years ended December 31, 1999, the Company acquired the following properties:

                                                                                   GROSS
      ACQUISITION                                                                 LEASABLE         CAPITALIZED
          DATE                    PROPERTY                  LOCATION           AREA (SQ. FT.)         COSTS
      -----------         ------------------------      -----------------      --------------      -----------
                                                                                       (in thousands)
        11/24/97          Southwind Theater             Lawrence, KS                 42              $ 4,207
        2/23/98           Westland Shopping Center      Westland, MI                 85                7,925
  MIDWEST ACQUISITION
        5/29/98           Wal-Mart Plaza                Champaign, IL                11                1,110
        5/29/98           Wal-Mart Plaza                Jacksonville, IL             53                4,907
        5/29/98           Wal-Mart Plaza                Crawfordsville,              26                2,019
                                                        IN
        5/29/98           Wal-Mart Plaza                Decatur, IN                  36                2,995
        5/29/98           Wal-Mart Shops                Huntington, IN               13                1,171
        5/29/98           Wal-Mart Plaza                Chanute, KS                  16                1,257
        5/29/98           Wal-Mart Outparcel            El Dorado, KS                20                1,546
        5/29/98           Wal-Mart Outlet Shops         Benton Harbor, MI            14                1,460
        5/29/98           Wal-Mart Plaza                Owosso, MI                   60                5,127
        5/29/98           Wal-Mart Plaza                Sturgis, MI                  12                1,241
        5/29/98           Wal-Mart Plaza                Little Falls, MN             13                  972
        5/29/98           Wal-Mart Plaza                Mansfield, OH                55                5,830
        1/27/99           Wal-Mart Plaza                Decatur, IL                  45                4,710
                                                                                    ---              -------
                          Totals                                                    501              $46,477
                                                                                    ===              =======

  In February 2000, the Company completed the acquisitions of a ground lease interest in a portion of its property in Topeka, Kansas at a price of $525,000 plus closing costs.

  During 1999, the Company sold its properties in Colma, California for $7.665 million and Gary, Indiana for $650,000. Net gains of $1.602 million were realized on the sales. In conjunction with the sale of Colma, California the Company paid down $3.625 million on its Securitized Mortgage Loan. The Company recorded an extraordinary loss of $459,000 on the debt extinguishment primarily from the charge off of deferred financing costs associated with the pay down and a related prepayment penalty.

8. SUMMARIZED PRO FORMA INFORMATION (UNAUDITED)

  The following unaudited pro forma information is presented as if (i). the June 1998 offering of 1.3 million shares of common stock, (ii). the acquisition of the Westland Shopping Center (iii), the Midwest Acquisition and (iv). the revenue adjustment discussed in Note 9 had occurred on January 1, 1998. In management's opinion, all adjustments necessary to reflect these transactions have been recorded. The pro forma information is not necessarily indicative of what the actual results of operations of the Company would have been had such transactions actually occurred as of January 1, 1998, nor do they purport to represent the results of the operations of the Company for future periods (in thousands except per share amounts).

                                                              FOR THE YEAR ENDED
                                                                 DECEMBER 31,
                                                                     1998
                                                              ------------------
Total revenues..............................................       $41,229
Net income..................................................       $ 2,559
Earnings per share:
Basic.......................................................       $   .50
Diluted.....................................................       $   .50

9. CHANGE IN METHOD OF ACCOUNTING FOR PERCENTAGE RENTAL REVENUE

  In December 1999, the SEC issued SAB No. 101 -- Revenue Recognition in Financial Statements which addresses the proper recognition of certain revenue items including contingent (percentage) rents. Certain of the Company's leases contain provisions whereby additional rent is due from a tenant once the tenant has achieved a certain sales level i.e. contingent rental.

  Under SAB No. 101, a lessor should not recognize contingent rental income until the changes in the factor(s) on which the contingent lease payments is
(are) based actually occur. The Company had previously recorded accrued percentage rental income as lessees' specified sales targets were met or achievement of the sales target was probable.

  The Company has elected to adopt the provisions of SAB No. 101 in the fourth quarter 1999, effective January 1, 1999. The cumulative effect of such adoption is a reduction in percentage rental revenue as of January 1, 1999 of approximately $522,000.

  The effect of the change on the quarters and year end 1999 is as follows (in thousands, except per share amounts):

                                                                          THREE MONTHS ENDED                  YEAR
                                                              -------------------------------------------    ENDED
                                                              MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,   DEC. 31,
                                                                1999        1999       1999        1999       1999
                                                              ---------   --------   ---------   --------   --------
Net income under previous method of accounting for
  percentage rents..........................................   $2,135(1)   $1,182(1)   $764(1)    $1,100     $5,181
Effect of change in accounting for percentage rents.........     (103)       (130)      (45)         261        (17)
Cumulative effect of change in accounting principle.........     (522)         --        --           --       (522)
                                                               ------      ------      ----       ------     ------
Net income under current method of accounting for percentage
  rents.....................................................   $1,510      $1,052      $719       $1,361     $4,642
                                                               ======      ======      ====       ======     ======
PER SHARE AMOUNTS:
Basic and diluted earnings per share under previous method
  of accounting for percentage rents........................   $  .41(1)   $  .23(1)   $.15(1)    $  .21     $ 1.00
Effect of change in accounting for percentage rents.........     (.02)       (.03)     (.01)         .05         --
Cumulative effect of change in accounting principle.........     (.10)         --        --           --       (.10)
                                                               ------      ------      ----       ------     ------
Basic and diluted earnings per share under current method of
  accounting for percentage rents...........................   $  .29      $  .20      $.14       $  .26     $  .90
                                                               ======      ======      ====       ======     ======

(1) Net income as previously reported in the Company's Form 10-Q as filed for the applicable quarter.

10. QUARTERLY FINANCIAL DATA (UNAUDITED)

  Summarized quarterly financial data for the three month periods indicated are as follows. 1999 amounts are restated for change in method of accounting for percentage rental revenue as discussed in Note 9 (in thousands except per share amounts):

                                                               FIRST       SECOND      THIRD      FOURTH
                                                              QUARTER     QUARTER     QUARTER     QUARTER
                                                              --------    --------    --------    -------
1999
-----
Revenues....................................................  $12,749     $10,803     $10,278     $11,044
Income before extraordinary item and cumulative effect of
  change in accounting principle............................  $ 2,491     $ 1,052     $   719     $ 1,191
Income before cumulative effect of change in accounting
  principle.................................................  $ 2,032     $ 1,052     $   719     $ 1,361
Net income..................................................  $ 1,510     $ 1,052     $   719     $ 1,361
Basic and diluted earnings per share before extraordinary
  items and cumulative effect of change in accounting
  principle.................................................  $   .48     $   .20     $   .14     $   .23
Basic and diluted earnings per share before cumulative
  effect of change in accounting principle..................  $   .39     $   .20     $   .14     $   .26
Basic and diluted earnings per share........................  $   .29     $   .20     $   .14     $   .26

1998
-----
Revenues....................................................  $ 9,054     $ 9,312     $10,211     $10,987
Income before extraordinary item............................  $   299     $   403     $   220     $ 1,115
Net income..................................................  $   299     $   403     $    64     $ 1,080
Basic and diluted earnings per share before extraordinary
  item......................................................  $   .08     $   .10     $   .04     $   .22
Basic and diluted earnings per share........................  $   .08     $   .10     $   .01     $   .21

11. EARNINGS PER SHARE

  Earnings per share ("EPS") data were computed as follows (in thousands except per share amounts):

                                                                  YEAR ENDED DECEMBER 31
                                                              ------------------------------
                                                               1999        1998        1997
                                                              ------      ------      ------
Net income before extraordinary item and cumulative effect
  of change in accounting principle.........................  $5,453      $2,037      $  543
Extraordinary item -- loss on extinguishment of debt........    (289)       (191)         --
                                                              ------      ------      ------
Net income before cumulative effect of change in accounting
  principle.................................................   5,164       1,846         543
Cumulative effect of change in accounting principle.........    (522)         --          --
                                                              ------      ------      ------
Net income..................................................  $4.642      $1,846      $  543
                                                              ======      ======      ======
Weighted Average Shares Outstanding
Basic.......................................................   5,170       4,507       3,546
Net shares issuable upon exercise of dilutive options.......      --          17          45
                                                              ------      ------      ------
Shares applicable to diluted earnings.......................   5,170       4,524       3,591
                                                              ======      ======      ======
Basic and Diluted EPS:
Earnings per share before extraordinary item and cumulative
  effect of change in accounting principle..................  $ 1.05      $ 0.45      $ 0.15
                                                              ======      ======      ======
Earnings per share before cumulative effect of change in
  accounting principle......................................  $ 1.00      $ 0.41      $ 0.15
                                                              ======      ======      ======
Earnings per share..........................................  $ 0.90      $ 0.41      $ 0.15
                                                              ======      ======      ======

  Diluted EPS reflects the potential dilution of securities that could share in the earnings but does not include shares issuable upon conversion of securities that would have an antidilutive effect on earnings per share.

                          MALAN REALTY INVESTORS, INC.
            SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1999
                                ($ in thousands)

                                                                                                        COST CAPITALIZED
                                                                                INITIAL COST TO           SUBSEQUENT TO
                                                                                    COMPANY                ACQUISITION
                                                                             ----------------------   ---------------------
                                                                                       BUILDINGS &             BUILDINGS &
STATE/TYPE (# OF PROPERTIES)                                  ENCUMBRANCES    LAND     IMPROVEMENTS    LAND    IMPROVEMENTS
----------------------------                                  ------------   -------   ------------   ------   ------------
ILLINOIS:
  Community Shopping Centers (6)............................    $34,919      $ 6,357     $ 45,070     $   28     $ 1,266
  Freestanding Retail Properties (8)........................          *        1,598       18,623                  1,991
  Entertainment Facilities (2)..............................      5,479          159        6,071                  9,021
INDIANA:
  Community Shopping Centers (7)............................          *        3,405       24,501                  2,207
  Freestanding Retail Properties (1)........................          *                     2,241                     19
KANSAS:
  Community Shopping Centers (5)............................          *          942       11,135      2,902       3,851
  Freestanding Retail Properties (8)........................          *          691        6,578                    553
  Entertainment Facility (1)................................                   1,118        3,090
MARYLAND:
    Freestanding Retail Properties (1)......................          *          282        2,534                    177
MICHIGAN:
  Community Shopping Centers (7)............................     12,554        6,144       44,619                    540
MINNESOTA:
  Community Shopping Centers (1)............................          *          125          847
MISSOURI:
  Community Shopping Centers (4)............................          *          969       11,764        118         705
  Freestanding Retail Properties (1)........................          *           85          768
OHIO:
  Community Shopping Centers (2)............................          *        1,645       11,118                     68
WISCONSIN:
  Community Shopping Centers (7)............................          *        2,045       21,535                  1,510
  Freestanding Retail Properties (4)........................          *          511        4,885                    706
                                                                -------      -------     --------     ------     -------
                                                                $52,952      $26,076     $215,379     $3,048     $22,614
                                                                =======      =======     ========     ======     =======

* Certain properties are included as collateral for securitized mortgages

  The changes in total real estate for the three years ended December 31, 1999 are as follows:

                                                                1999       1998       1997
                                                              --------   --------   --------
Balance at Beginning of Year................................  $261,783   $215,785   $207,590
  Acquisitions..............................................     9,476     41,767      7,110
  Improvements..............................................     3,062      4,918      1,099
  Dispositions..............................................    (7,204)      (256)       (14)
  Impairment of real estate.................................                 (431)
                                                              --------   --------   --------
Balance at end of year......................................  $267,117   $261,783   $215,785
                                                              ========   ========   ========

  The changes in accumulated depreciation for the three years ended December 31, 1999 are as follows:

                                                                1999      1998      1997
                                                              --------   -------   -------
Balance at Beginning of Year................................  $ 21,286   $15,817   $10,907
  Depreciation for year.....................................     6,130     5,469     4,910
  Dispositions..............................................      (832)
                                                              --------   -------   -------
Balance at end of year......................................  $ 26,584   $21,286   $15,817
                                                              ========   =======   =======

             GROSS AMOUNT AT WHICH
          CARRIED AT CLOSE OF PERIOD                                                                    LIFE ON WHICH
      -----------------------------------                                                           DEPRECIATION IN LATEST
                 BUILDINGS &                 ACCUMULATED         DATE OF             DATE              INCOME STATEMENT
       LAND      IMPROVEMENTS     TOTAL      DEPRECIATION      CONSTRUCTION        ACQUIRED              IS COMPUTED
      -------    ------------    --------    ------------      ------------        --------         ----------------------
      $ 6,385      $ 46,336      $ 52,721      $ 5,442          1975-1995         6/94-1/99                40 YEARS
        1,598        20,614        22,212        2,720          1967-1977            6/94                  40 YEARS
          159        15,092        15,251          897          1998-1999            6/94
        3,405        26,708        30,113        3,048          1973-1997         6/94-5/98                40 YEARS
                      2,260         2,260          319             1974              6/94                  40 YEARS
        3,844        14,986        18,830        1,446          1974-1996         6/94-5/98                40 YEARS
          691         7,131         7,822          995          1976-1978            6/94                  40 YEARS
        1,118         3,090         4,208          154             1997             11/97                  40 YEARS
          282         2,711         2,993          385             1979              6/94                  40 YEARS
        6,144        45,159        51,303        4,283          1970-1996         6/94-5/98                40 YEARS
          125           847           972           34             1996              5/98                  40 YEARS
        1,087        12,469        13,556        1,761          1973-1978            6/94                  40 YEARS
           85           768           853          106             1974              6/94                  40 YEARS
        1,645        11,186        12,831        1,001          1989-1998         11/94-5/98               40 YEARS
        2,045        23,045        25,090        3,177          1960-1979            6/94                  40 YEARS
          511         5,591         6,102          816          1968-1976            6/94                  40 YEARS
      -------      --------      --------      -------
      $29,124      $237,993      $267,117      $26,584
      =======      ========      ========      =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information called for by this Item 10 is incorporated herein by reference to the information included under the captions "Election of Directors" and "Management" in the Company's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders (the "Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

  The information called for by this Item 11 is incorporated herein by reference to the information included in the Proxy Statement under the captions "Executive Compensation" and "Management -- Compensation of Directors".

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

     (a)(2)  Consolidated Financial Statement Schedule:

             See Index to Consolidated Financial Statements and Supplementary Data on page 15 of this Annual Report on Form 10-K.

     (a)(3)  Exhibits:

             The following exhibits listed on the attached Exhibit Index are included as part of this Annual Report on Form 10-K as required by
             Item 601 of Regulation S-K:

     (b)      Reports on Form 8-K:

              During the three-month period ending December 31, 1999, there were no reports on Form 8-K filed. There was one report on Form 8-K filed on September 7, 1999 which reported certain amendments to the Company's by-laws which was inadvertently not reported on the 1999 Third Quarter Form 10-Q.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MALAN REALTY INVESTORS, INC.

*By: /s/ ANTHONY S. GRAMER                                         Date: March 15, 2000
      -----------------------------------------------
      Anthony S. Gramer
      Chief Executive Officer and President

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

                      SIGNATURE                                                   TITLE                      DATE
                      ---------                                                   -----                      ----
/s/ ANTHONY S. GRAMER                                              Chief Executive Officer,             March 15, 2000
-----------------------------------------------------              President and Director
Anthony S. Gramer

/s/ ELLIOTT J. BRODERICK                                           Chief Accounting Officer             March 15, 2000
-----------------------------------------------------
Elliott J. Broderick

*                                                                  Director                             March 15, 2000
-----------------------------------------------------
Robert D. Kemp, Jr.

*                                                                  Director                             March 15, 2000
-----------------------------------------------------
William McBride III

*                                                                  Director                             March 15, 2000
-----------------------------------------------------
William F. Pickard

*                                                                  Director                             March 15, 2000
-----------------------------------------------------
Richard T. Walsh

*By: /s/ ANTHONY S. GRAMER
      -----------------------------------------------
      Anthony S. Gramer,
      as attorney-in-fact

                          MALAN REALTY INVESTORS, INC.
                                   FORM 10-K
                                 EXHIBIT INDEX

EXHIBIT
NUMBER
-------
  3(a)    --   Amended and Restated Articles of Incorporation of Malan
               Realty Investors, Inc. (incorporated herein by reference to
               Exhibit 3(a) filed with the Company's Quarterly Report on
               Form 10-Q for the quarter ended June 30, 1994 (the "1994
               Second Quarter Form 10-Q")).
  3(b)    --   Amended and Restated By-Laws of Malan Realty Investors, Inc.
               (incorporated herein by reference to Exhibit 3(b) filed with
               Form 8-K dated September 7, 1999.
  4(a)    --   Indenture, dated as of June 24, 1994, between Malan Realty
               Investors, Inc. and The Bank of New York, as Trustee, with respect to the 9 1/2% Convertible Subordinated Debentures
               due 2004 (incorporated herein by reference to Exhibit 4(a)
               filed with the 1994 Second Quarter Form 10-Q.)
  4(b)    --   Indenture, dated as of June 24, 1994, between Malan Realty
               Investors, Inc. and IBJ Schroeder, as Trustee, with respect to the 8 1/2% Secured Convertible Notes due 2003
               (incorporated herein by reference to Exhibit 4(b) filed with the 1994 Second Quarter Form 10-Q).
  4(c)    --   Rights Agreement, dated as of January 15, 1999, between
               Malan Realty Investors, Inc. and The Bank of New York
               (incorporated herein by reference to Exhibit 4(c) filed with
               Form 8-K dated January 15, 1999.
*10(a)    --   The Malan Realty Investors, Inc. 1994 Stock Option Plan
               (incorporated herein by reference to Exhibit 10(a) filed
               with the 1994 Second Quarter Form 10-Q).
*10(b)    --   Employment Agreement, dated as of June 25, 1994, between the
               Company and Anthony S. Gramer (incorporated herein by
               reference to Exhibit 10(b) filed with the 1994 Second
               Quarter Form 10-Q).
 10(c)    --   Note Purchase Agreement, dated as of June 24, 1994, between
               Malan Realty Investors, Inc. and Merrill Lynch Global
               Allocation Fund, Inc. (incorporated herein by reference to
               Exhibit 10(e) filed with the 1994 Second Quarter Form 10-Q).
 10(d)    --   Mortgage, Security Agreement, Assignment of Rents and
               Financing Statement, dated as of June 24, 1994, made by
               Malan Realty Investors, Inc. to IBJ Schroeder Bank & Trust
               Company, as modified by First Modification of Mortgage,
               Security Agreement, Assignment of Rents and Financing
               Statement, dated as of August 1, 1994 (incorporated herein by reference to Exhibit 10(g) filed with the 1994 Second
               Quarter Form 10-Q).
 10(e)    --   Registration Rights Agreement, dated as of June 24, 1994,
               between the Company and Merrill Lynch Global Allocation
               Fund, Inc. (incorporated herein by reference to Exhibit
               10(h) filed with the 1994 Second Quarter Form 10-Q).
*10(f)    --   Malan Realty Investors, Inc. 1995 Stock Option Plan for
               Non-Employee Directors (incorporated herein by reference to
               Exhibit 10(p) filed with the 1994 Form 10-K).
*10(g)    --   Malan Realty Investors, Inc. 1995 Stock Compensation Plan
               for Non-Employee Directors (incorporated herein by reference to Exhibit 10(q) filed with the 1994 Form 10-K).
 10(h)    --   Purchase and Sale Agreement, dated as of April 13, 1995,
               between the Company and Clinton Pointe Joint Venture
               (incorporated herein by reference to Exhibit 10(s) filed
               with the 1995 First Quarter Form 10-Q).
 10(i)    --   Agreement of Sale and Purchase, dated as of July 18, 1995, among TG-Ford Associates and Ford Motor Land Development
               Corporation, collectively, and Malan Realty Investors, Inc.
               (incorporated herein by reference to Exhibit 10(x) filed
               with the 1995 Second Quarter Form 10-Q).
 10(j)    --   $63,000,000 Amended and Restated Credit Agreement, dated as of August 16, 1995, between Malan Realty Investors, Inc. and
               National Westminster Bank Plc, New York Branch (incorporated herein by reference to Exhibit 10(y) filed with the
               Company's Amended Quarterly Report on Form 10-Q/A for the
               quarter ended September 30, 1995 (the "1995 Third Quarter
               Form 10-Q/A").
 10(k)    --   $63,000,000 Malan Mortgage Securities Trust 1995-A, Trust
               and Servicing Agreement, dated as of August 16, 1995, by and among Malan Depositor, Inc., as Depositor, Banker's Trust
               Company, as Servicer, and Marine Midland Bank, as Trustee
               (incorporated herein by reference to Exhibit 10(z) filed
               with the 1995 Third Quarter Form 10-Q/A).

EXHIBIT
NUMBER
-------
*10(l)    --   First Amendment to Employment Agreement, dated as of August
               15, 1997 between the Company and Anthony S. Gramer
               (incorporated herein by reference to Exhibit 10(m) filed
               with the 1997 Form 10-K).
*10(m)    --   Change in Control Agreement, dated as of August 15, 1997
               between the Company and Michael K. Kaline (incorporated
               herein by reference to Exhibit 10(n) filed with the 1997
               Form 10-K)
*10(n)    --   Change in Control Agreement, dated as of August 15, 1997
               between the Company and Elliott Broderick (incorporated
               herein by reference to Exhibit 10(o) filed with the 1997
               Form 10-K)
 10(o)    --   Revolving Loan Agreement among Malan Revolver, Inc., as
               Company, Malan Realty Investors, Inc. As Parent and
               Greenwich Capital Markets, Inc. As Lender dated as of
               November 24, 1997 (incorporated herein by reference to
               Exhibit 10(p) filed with the 1999 Form 10-K).
 10(p)    --   Agreement For Purchase of Real Estate between Brandon
               Associates Westland, L.L.C., "Seller" and Malan Realty
               Investors, Inc., "Buyer" dated as of January 29, 1998
               (incorporated herein by reference to Exhibit 10(q) filed
               with the 1997 Form 10-K).
 10(q)    --   Agreement of Sale and Purchase between Sandor Development
               Company, as agent for sellers, and Malan Realty Investors,
               Inc. as buyer dated as of May 6, 1998. (incorporated herein by reference to exhibit 10(r) filed with the June 1, 1998
               Amendment No. 1 to Form S-2).
 10(r)    --   Loan Agreement among Malan Midwest LLC., and Bloomfield
               Acceptance Company, LLC., dated as of May 29, 1998
               (incorporated herein by reference to exhibit 10(s) filed
               with the June 1, 1998 Amendment No. 1 Form S-2).
*10(s)    --   Second Amendment to Employment Agreement, dated as of
               December 15, 1999 between the Company and A.S. Gramer.
 10(t)    --   First Modification of Revolving Loan Agreement, Note,
               Indenture of Mortgage, Deed of Trust, Deed to Secure Debt,
               Security Agreement, Financing Statement, Fixture Filing and
               Assignment of Rents and Leases, and other Loan Documents,
               Partial Release and Spreader Agreement among Malan Revolver,
               Inc., as Company, Malan Realty Investors, Inc.., as Parent
               and Greenwich Capital Markets, Inc., as Lender dated as of
               December 21, 1999.
    21    --   Subsidiaries
 23(A)    --   Consent of Deloitte & Touche LLP
    24    --   Powers of Attorney
    27    --   Financial Data Schedule

* A management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.

 36