Form 10-Q
period 2000-03-31
MALAN REALTY INVESTORS INC
filed 2000-05-15
CIK 914735

------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended March 31, 2000

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
            For the transition period from          to
                                          ---------    ---------

                         Commission file number 1-13092

                          MALAN REALTY INVESTORS, INC.
               (Exact name of registrant as specified in charter)

                Michigan                                     38-1841410
      (State or other jurisdiction                        (I.R.S. Employer
   of incorporation or organization)                    Identification Number)

     30200 Telegraph Rd., Ste. 105                              48025
        Bingham Farms, Michigan                               (Zip Code)
(Address of principal executive offices)

         Registrant's telephone number, including area code: (248) 644-7110

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. YES [X] NO [ ]


         As of May 10, 2000, 5,174,220 shares of Common Stock, Par Value $.01 Per share, were outstanding.

                          MALAN REALTY INVESTORS, INC.
                                    FORM 10-Q

                                      INDEX

                                                                                               Page
                                                                                               ----
PART I   FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                           Balance Sheets as of March 31, 2000
                           (unaudited) and December 31, 1999                                     3

                           Statements of Operations (unaudited) for
                           the three months ended March 31, 2000 and 1999                        4

                           Statements of Cash Flows (unaudited) for the
                           three months ended March 31, 2000 and 1999                            5

                           Notes to Consolidated Financial Statements (unaudited)                6-8


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                     9-13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                              13

PART II  OTHER INFORMATION                                                                       14


SIGNATURES                                                                                       15

                  MALAN REALTY INVESTORS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                           MARCH 31,  DECEMBER 31,
                                                                              2000         1999
                                                                          -----------   ---------
                                                                          (UNAUDITED)
ASSETS
   Real estate
     Land, building and improvements                                       $ 267,682    $ 267,117
     Less: accumulated depreciation                                          (28,155)     (26,584)
                                                                           ---------    ---------
     Total                                                                   239,527      240,533

   Accounts receivable, net                                                    2,367        1,149
   Deferred financing and other                                                7,882        7,554
   Cash and cash equivalents                                                   2,755        1,857
   Restricted cash - mortgage escrow deposits                                  2,192        2,387
                                                                           ---------    ---------
          TOTAL ASSETS                                                     $ 254,723    $ 253,480
                                                                           =========    =========

  LIABILITIES
   Mortgages                                                               $ 129,932    $ 126,601
   Convertible debentures                                                     42,743       42,743
   Convertible notes                                                          27,000       27,000
   Accounts payable and other                                                  2,449        2,699
   Accrued distributions payable                                               2,199        2,198
   Accrued property taxes                                                      2,303        1,315
   Accrued interest payable                                                    2,195        3,783
                                                                           ---------    ---------
          Total Liabilities                                                  208,821      206,339
                                                                           ---------    ---------

SHAREHOLDERS' EQUITY
   Common stock ($.01 par value, 30 million shares authorized, 5,173,342 and 5,172,404 shares issued and outstanding at March 31, 2000 and
     December 31, 1999, respectively)                                             52           52
    Additional paid in capital                                                74,181       74,169
    Accumulated distributions in excess of net income                        (28,331)     (27,080)
                                                                           ---------    ---------
          Total shareholders' equity                                          45,902       47,141
                                                                           ---------    ---------

          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $ 254,723    $ 253,480
                                                                           =========    =========


                 See Notes to Consolidated Financial Statements

                  MALAN REALTY INVESTORS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                       2000            1999
                                                    -----------    -----------
REVENUES
  Minimum rent                                      $     7,461    $     7,682
  Percentage and overage rents                              519            245
  Recoveries from tenants                                 2,787          2,984
  Interest and other income                                 262             87
  Gain on sale of real estate                                            1,751
                                                    -----------    -----------
          Total Revenues                                 11,029         12,749
                                                    -----------    -----------

EXPENSES
  Property operating and maintenance                        944          1,170
  Other operating expenses                                  380            368
  Real estate taxes                                       2,074          2,158
  General and administrative                                572            545
  Depreciation and amortization                           1,632          1,579
                                                    -----------    -----------
          Total Operating Expenses                        5,602          5,820
                                                    -----------    -----------

OPERATING INCOME                                          5,427          6,929
INTEREST EXPENSE                                          4,479          4,438
                                                    -----------    -----------

INCOME BEFORE EXTRAORDINARY
  ITEM AND CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE                            948          2,491

EXTRAORDINARY ITEM:
  Loss on extinguishment of debt                                          (459)
                                                    -----------    -----------

INCOME BEFORE CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE                                                 948          2,032

  CUMULATIVE EFFECT OF CHANGE
   IN ACCOUNTING PRINCIPLE                                                (522)
                                                    -----------    -----------

NET INCOME                                          $       948    $     1,510
                                                    ===========    ===========

BASIC AND DILUTED EARNINGS PER SHARE
  BEFORE EXTRAORDINARY ITEM AND
  CUMULATIVE EFFECT OF CHANGE
  ACCOUNTING PRINCIPLE                              $      0.18    $      0.48
                                                    ===========    ===========

BASIC AND DILUTED EARNINGS PER SHARE
  BEFORE CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE                           $      0.18    $      0.39
                                                    ===========    ===========

  BASIC AND DILUTED EARNINGS PER SHARE              $      0.18    $      0.29
                                                    ===========    ===========

WEIGHTED AVERAGE SHARES OUTSTANDING:

  BASIC                                               5,172,590      5,168,892
                                                    ===========    ===========
  DILUTED                                             5,172,860      5,174,224
                                                    ===========    ===========


                 See Notes to Consolidated Financial Statements

                  MALAN REALTY INVESTORS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                              THREE MONTHS ENDED MARCH 31,
                                                                                  2000        1999
                                                                                --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME                                                                    $    948    $  1,510
                                                                                --------    --------
  Adjustments to reconcile net income to
     net cash flows provided by operating activities:
     Depreciation and amortization                                                 1,632       1,579
     Amortization of deferred financing costs                                        417         480
     Directors compensation issued in stock                                           12          12
     Gain on sale of real estate                                                              (1,751)
     Loss on extinguishment of debt                                                              459
     Change in operating assets and liabilities that
       used cash:
          Accounts receivable and other assets                                    (1,951)       (648)
          Accounts payable, deferred income and
             other accrued liabilities                                              (850)     (1,039)
                                                                                --------    --------
       Total adjustments                                                            (740)       (908)
                                                                                --------    --------
       NET CASH FLOWS PROVIDED BY
         OPERATING ACTIVITIES                                                        208         602
                                                                                --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Real estate developed, acquired or improved, net
         of mortgage assumed                                                        (565)     (9,873)
     Deposits to escrow                                                           (5,084)     (5,300)
     Disbursements from escrow                                                     5,279       5,153
     Net proceeds from sale of real estate                                                     7,175
                                                                                --------    --------
       NET CASH FLOWS USED FOR
         INVESTING ACTIVITIES                                                       (370)     (2,845)
                                                                                --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal repayments on mortgages                                              (169)     (3,787)
     Proceeds from mortgages                                                                   3,800
     Debt issuance costs                                                             (73)       (108)
     Draws on lines of credit                                                      3,500      11,294
     Repayments on lines of credit                                                            (8,300)
     Distributions to shareholders                                                (2,198)     (2,200)
                                                                                --------    --------
       NET CASH FLOWS PROVIDED BY                                                  1,060         699
                                                                                --------    --------
         FINANCING ACTIVITIES

Net increase (decrease) in cash and cash equivalents                                 898      (1,544)

Cash and cash equivalents at beginning of
     period                                                                        1,857       2,898
                                                                                --------    --------

Cash and cash equivalents at end of period                                      $  2,755    $  1,354
                                                                                ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION-
   CASH PAID FOR INTEREST DURING THE PERIOD                                     $  5,649    $  5,628
                                                                                ========    ========

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

Impact of Recently Adopted Accounting Standards- In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101-Revenue Recognition in Financial Statements which addresses the proper recognition of certain revenue items including contingent (percentage) rents. Certain of the Company's leases contain provisions whereby additional rent is due from a tenant once the tenant has achieved a certain sales level i.e. contingent rental. Under SAB No. 101, a lessor should not recognize contingent rental income until the changes in the factor (s) on which the contingent lease payments is (are) based actually occur. The Company had previously recorded accrued percentage rental income as lessee's specified sales targets were met or achievement of the sales target was probable.

         The Company elected to adopt the provisions of SAB No. 101 in 1999. The cumulative effect of such adoption is a reduction in percentage rental revenue of approximately $522,000 as of January 1, 1999. The 1999 financial information has been restated to conform with the provisions of SAB 101.

2.  COMPENSATION PLANS

         The activity in the Directors Stock Compensation Plan for the three months ended March 31, 2000 consisted of 938 shares issued at $12.75 per share.

         Compensation expense in connection with the Company's 401(k) retirement plan for the three months ended March 31, 2000 was $8,700.

3.       MORTGAGES

         In March 2000, the Company extended its revolving line of credit with Bank One through May 31, 2000. The Company is currently negotiating with Bank One to extend the line for an additional four months to September 30, 2000.

4.  EARNINGS PER SHARE

         Earnings per share ("EPS") data were computed as follows (in thousands except per share amounts):



                                                                         Three Months Ended March 31,
                                                                         ----------------------------
                                                                          2000                  1999
                                                                          ----                  ----
Income before extraordinary item and cummulative
 effect of change in accounting principle......................         $   948                $ 2,491
                                                                        =======                =======

Income before extraordinary item...............................         $   948                $ 2,032
                                                                        =======                =======

Net income.....................................................         $   948                $ 1,510
                                                                        =======                =======

WEIGHTED-AVERAGE SHARES OUTSTANDING
Basic..........................................................           5,173                  5,169
Net shares issuable upon exercise of dilutive options..........              --                      5
Shares applicable to diluted earnings..........................           5,173                  5,174
                                                                        =======                =======

BASIC AND DILUTED EPS:
Earnings per share before
extraordinary item and cumulative effect of change
 in accounting principle.......................................         $  0.18                $  0.48
                                                                        =======                =======
Earnings per share before cummulative effect of change
 in accounting principle.......................................         $  0.18                $  0.39
                                                                        =======                =======
Earnings per share.............................................         $  0.18                $  0.29
                                                                        =======                =======

Diluted EPS reflects the potential dilution of securities that could share in the earnings but does not include shares issuable upon conversion of securities that would have an antidilutive effect on earnings per share.

5.  CONTINGENCIES

         The Company is currently involved in a proxy contest with Kensington Investment Group ("Kensington"). According to its filings with the U.S. Securities and Exchange Commission (SEC), Kensington purports to be the beneficial owner of 496,350 shares of the Company's Common Stock as of March 17, 2000, which is the record date of ownership set by the Board of Directors entitling shareholders to vote at the Company's Annual Meeting on May 10, 2000 (the "Annual Meeting"). Kensington has proposed a slate of five individuals for election at the Annual Meeting to run against the Company's current Board of Directors. Final results of the voting were unavailable at the time of this filing.

         The Company estimates that it will spend approximately $400,000 for solicitation of proxies to oppose the Kensington nominees including expenditures for attorneys, solicitors, and public relations advisors and advertising, printing, transportation and related expenses. In a previous SEC filing, Kensington has stated that if its nominees are elected, it will seek reimbursement of its proxy solicitation expenses from the Company, and it estimates these expenses to be approximately $400,000.

         The Company has in place "change in control" agreements with its three officers. The agreements provide that if a change in control of the Company occurs during the person's employment, Messrs. Gramer, Kaline and Broderick shall receive lump sum payments totaling $1,750,000, and each individual is also entitled to receive, at the Company's expense, health insurance for their respective lifetimes. Replacement of the current Board of Directors by the Kensington nominees would constitute a change in control under the agreements.

6.  SUBSEQUENT EVENTS

         In May 2000, the Company entered into an agreement to sell a 117,000 square foot shopping center in Manchester, Missouri for $6.8 million. Net proceeds after repayment of debt and transaction fees are anticipated to be approximately $5.0 million.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2000 to Three Months Ended March 31, 1999

         The total revenues decreased approximately $1.720 million from 1999. Approximately $1.751 million of the decrease resulted from a nonrecurring gain on the sale of a freestanding Kmart retail building located in Colma, California that was recorded in March 1999. Minimum rents and recoveries from tenants decreased approximately $418,000, due to lease termination agreements that were executed with four tenants at the end of 1999 and the beginning of 2000, as well as a decrease attributable to the Colma sale. Percentage rents increased approximately $274,000 from 1999 primarily due to a settlement of additional percentage rents from prior years of $195,000 and an overall increase in percentage rents from Kmart and Walmart, the Company's two largest tenants. Interest and other income increased $175,000 primarily due to lease termination income recognized in 2000.

         Total operating expenses decreased approximately $218,000 from 1999 to 2000. Property operating and maintenance expense decreased $226,000 primarily due to lower cost of snow removal in 2000 and lower security costs due to the sale of the Gary, Indiana property in 1999. Real estate taxes decreased $84,000 primarily due to the sales of property in 1999. General and administrative increased by $27,000 primarily due to the cost of a shareholder proxy contest discussed further below offset by decreased compensation expense. Depreciation and amortization increased by $53,000 primarily due to acquisitions and redevelopments that were completed in 1999.

         Interest expense (including related amortization of deferred financing costs) increased approximately $41,000 primarily due to an increase in the interest rate on the Company's lines of credit.

         In March 1999, the Company incurred a loss on extinguishment of debt of $459,000, primarily from the charge off of deferred financing costs associated with the pay down of debt related to the Colma sale and a related prepayment penalty.

         In 1999, the Company elected to apply the provisions of SEC Staff Accounting Bulletin No. 101, which addresses the proper recognition of certain revenue items including contingent (percentage) rents. The cumulative effect of the change in accounting principle is a reduction in percentage rental revenue of approximately $522,000 as of January 1, 1999.

         Overall, net income decreased approximately $562,000 in 2000 primarily as a result of nonrecurring items in 1999 including a sale of a property, a loss on the extinguishment of debt and the cumulative effect of a change in accounting principle offset by lease termination revenues and a settlement of prior year percentage rents received in the current year.

FUNDS FROM OPERATIONS

         Management considers Funds From Operations ("FFO") to be an appropriate measure of performance of an equity real estate investment trust. The Company uses the method of calculating FFO prescribed by the October 1999 White Paper issued by the National Association of Real Estate Investment Trusts (NAREIT) which utilizes net income or loss excluding gains and losses from sales of depreciable operating property, further adjusted for certain non-cash items including depreciation and amortization of real estate assets and including items from nonrecurring except for those that are defined as extraordinary items under generally accepted accounting principles. It is the opinion of the management that reduction for, or inclusion of these items, is not meaningful in evaluating income-producing real estate which, in general, has historically not depreciated.

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

The following table shows the components that comprise the Company's FFO for the three months ended March 31, 2000 and 1999 and the reconciliation of basic to diluted FFO. The 1999 presentation has been restated to conform with 2000.



                                                                              Three Months Ended March 31,
                                                                                 2000              1999
                                                                                 ----              ----
NET INCOME...............................................................      $   948           $  1,510

DEPRECIATION AND AMORTIZATION:
     Depreciation of buildings and improvements..........................        1,545              1,507
     Amortization of tenant allowances and tenant improvements...........           47                 38
     Amortization of leasing costs.......................................           39                 33
Gain on sale of real estate..............................................                          (1,751)
Loss on extinguishment of debt...........................................                             459
Cummulative effect of change in accounting principle.....................                             522
                                                                               -------           --------
FUNDS FROM OPERATIONS, BASIC.............................................      $ 2,579           $  2,318
Interest expense on convertible securities...............................        1,589              1,641
Amortization of deferred financing costs on covertible securities........           69                 71
                                                                               -------           --------

FUNDS FROM OPERATIONS, DILUTED                                                 $ 4,237           $  4,030
                                                                               =======           ========
Weighted average shares outstanding:
                                                                                 5,173              5,169
                                                                               =======           ========
Basic....................................................................

Diluted, assuming conversion of convertible securities...................        9.275              9.405
                                                                               =======           ========

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

Redevelopments

         Phase II of the redevelopment of the Pine Ridge Plaza in Lawrence, Kansas is in process. Current plans call for the addition of two "big box" national retailers consisting of 20-25,000 square feet each and approximately 15,000 square feet of additional in-line retail space. Construction on one of the two big box retailers is anticipated to begin in the second quarter 2000, after finalization of lease terms. Total costs of the Phase II development range from approximately $3.7 million to $4.0 million depending on the final scope of the project and are anticipated to be expended over the next twelve to eighteen months. Possible sources of funding for the project include the Company's lines of credit and property specific financing.

         Construction was completed in April 2000 on the Company's property in Topeka, Kansas to redevelop 24,280 square feet of vacant space . The space has been subdivided at a cost of approximately $472,000, including capitalized interest, taxes and leasing commissions, which was funded primarily from the Company's line of credit with Greenwich Capital Markets, Inc. The property is 100 % leased with Harbor Freight Tools leasing 10,380 square feet of the new space and Sav-a-lot leasing the remaining 13,900 square feet. Both tenants have opened for business as of May 10, 2000.

Capital Expenditures

         The Company incurs capital expenditures in the ordinary course of business in order to maintain its properties. Such capital expenditures typically include roof, parking lot and other structural repairs, some of which are reimbursed by tenants. In 2000, the Company anticipates spending approximately $1.1 million (of which none had been incurred in the three months ended March 31, 2000) for capital expenditures to be funded primarily out of reserves required for the Company's collateralized mortgages and partially from operating cash flows.

         The Company will occasionally provide inducements such as building allowances or space improvements and/or pay leasing commissions to outside brokers in order to procure new tenants or renegotiate expiring leases with current tenants. The total cost of these expenditures in 2000 is estimated to be approximately $657,000 (of which $18,000 had been incurred in the three months ended March 31, 2000). These expenditures are generally funded by operating cash flows and increased revenues resulting from such expenditures.

Sources of Capital

         The Company has in place a plan to repurchase and retire up to $15 million aggregate principal of its 9.5% Subordinated Convertible Debentures ("Debentures") due July 2004. Through March 31, 2000, the Company had repurchased $11.807 million of Debentures. No Debentures were repurchased during the quarter ended March 31, 2000; however, the Company intends to make additional purchases in the future as funds become available.

         In May 2000, the Company announced it had reached an agreement to sell its property in Manchester, Missouri for $6.8 million. Net proceeds of the sale after repayment of debt and transaction fees are anticipated to be approximately $5.0 million. Possible uses of the proceeds include repayment of debt, repurchase of Common Stock and/or Debentures and general corporate purposes.

         The Company anticipates that its cash flow from operations will generally be sufficient to fund its cash needs for payment of expenses, capital expenditures (other than acquisitions and redevelopments) and to maintain the Company's current distribution policy. As discussed further below, the Company is currently involved in a proxy contest with one of its shareholders. Should the Company be unsuccessful in the contest, expenditures related to proxy solicitations and a corresponding change in control could amount to approximately $2.5 million and may require borrowings on the Company's lines of credit to fund such expenditures. The Company currently has two lines of credit available for temporary working capital needs and intends to enter into other secured and unsecured financing agreements in the future as the need arises.

         The Company's line of credit with Bank One (the "Bank One Line") is a revolving line of credit which expires May 2000. The Company is negotiating with Bank One to extend the line for an additional four months through September 2000. The Bank One Line calls for monthly payments of interest at the rate of 200 basis points over LIBOR and is collateralized by the Company's interest in Orchard-14 Shopping Center in Farmington Hills, Michigan. The Company's line of credit with Greenwich Capital Markets, Inc. (the "Greenwich Capital Line") is a revolving line of credit which expires November 2001 and is collateralized by 17 properties owned by the Company's wholly owned subsidiary, Malan Revolver, Inc. The Greenwich Capital Line requires monthly payments of interest only at LIBOR plus 250 basis points. Amounts outstanding as of March 31, 2000 under the Greenwich Capital Line and the Bank One Line were $11.2 million and $3.0 million, respectively, and the total maximum borrowings under each line as of that date were $18.9 million and $4.5 million, respectively.

Proxy Contest and Related Costs

         The Company is currently involved in a proxy contest with Kensington Investment Group ("Kensington"). According to its filings with the U.S. Securities and Exchange Commission (SEC), Kensington purports to be the beneficial owner of 496,350 shares of the Company's common stock as of March 17, 2000, which is the record date of ownership set by the Board of Directors entitling shareholders to vote at the Company's Annual Meeting on May 10, 2000. Kensington has proposed a slate of five individuals for election at the Annual Meeting to run against the Company's current Board of Directors. Final results of the voting were unavailable at the time of this filing.

         The Company estimates that it will spend approximately $400,000 for solicitation of proxies to oppose the Kensington nominees including expenditures for attorneys, solicitors, and public relations advisors and advertising, printing, transporation and related expenses. In a previous SEC filing, Kensington has stated that if its nominees are elected, it will seek reimbursement of its proxy solicitation expenses from the Company, and it estimates these expenses to be approximately $400,000.

         The Company has in place "change in control" agreements with its three officers. The agreements provide that if a change in control of the Company occurs during the person's employment, Messrs. Gramer, Kaline and Broderick shall receive lump sum payments totaling $1,750,000, and each individual is also entitled to receive, at the Company's expense, health insurance for their respective lifetimes. Replacement of the current Board of Directors by the Kensington nominees would constitute a change in control under the agreements.

         Each of the above statements regarding anticipated operating results are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes the statements and projections are based upon reasonable assumptions, actual results may differ from those projected. Key factors that could cause actual results to differ materially include economic downturns, successful and timely completion of acquisitions, renovations and development programs, leasing activities, the outcome of the proxy contest and other risks associated with the commercial real estate business, and as detailed in the Managment's Discussion and Analysis of Financial Condition and Results of Operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company has exposure to interest rate risk on its debt obligations and interest rate instruments. Based on the Company's outstanding variable rate debt at March 31, 2000, a one percent increase or decrease in interest rates would decrease or increase, respectively, the Company earnings and cash flows by approximately $147,000 on an annualized basis.

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

MALAN REALTY INVESTORS, INC.



By: /s/ Anthony S. Gramer
    ---------------------
        Anthony S. Gramer
        Chief Executive Officer and President




By: /s/ Elliott J. Broderick
    ------------------------
        Elliott J. Broderick
        Chief Accounting Officer




Dated: May 10, 2000

                                 EXHIBIT INDEX
                                 -------------


Exhibit No.                  Description
-----------                  -----------
27                           Financial Data Schedule