Form 10-Q
period 2000-06-30
MALAN REALTY INVESTORS INC
filed 2000-08-14
CIK 914735

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2000

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
           For the transition period from               to
                                          --------------  --------------

                         Commission file number 1-13092

                          MALAN REALTY INVESTORS, INC.
               (Exact name of registrant as specified in charter)

             Michigan                                    38-1841410
   (State or other jurisdiction                       (I.R.S. Employer
  of incorporation or organization)                Identification Number)

     30200 Telegraph Rd., Ste. 105                         48025
        Bingham Farms, Michigan                          (Zip Code)
(Address of principal executive offices)

       Registrant's telephone number, including area code: (248) 644-7110

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. YES [X] NO [ ]


         As of August 11, 2000, 5,174,220 shares of Common Stock, Par Value $.01 Per share, were outstanding.

                          MALAN REALTY INVESTORS, INC.
                                    FORM 10-Q

                                      INDEX

                                                                                                       PAGE
                                                                                                       ----
PART I            FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements

                           Balance Sheets as of June 30, 2000
                           (unaudited) and December 31, 1999                                           3

                           Statements of Operations (unaudited) for
                           the three months and six months
                           ended June 30, 2000 and 1999                                                4

                           Statements of Cash Flows (unaudited) for the
                           six months ended June 30, 2000 and 1999                                     5

                           Notes to Consolidated Financial Statements (unaudited)                      6-8


Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                  9-13

Item 3.           Quantitative and Qualitative Disclosures About Market Risk                           14

PART II           OTHER INFORMATION                                                                    15-16


SIGNATURES                                                                                             17

                  MALAN REALTY INVESTORS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


                                                                       June 30,                           December 31,
                                                                         2000                                 1999
                                                              ---------------------------         ---------------------------
                                                                      (Unaudited)
    ASSETS
       Real estate
         Land, buildings and improvements                                       $264,878                            $267,117
         Less: accumulated depreciation                                          (29,215)                            (26,584)
                                                              ---------------------------         ---------------------------
         Total                                                                   235,663                             240,533

       Accounts receivable, net                                                    3,195                               1,149
       Deferred financing and other                                                7,424                               7,554
       Cash and cash equivalents                                                   8,066                               1,857
       Restricted cash - mortgage escrow deposits                                  2,293                               2,387
                                                              ---------------------------         ---------------------------
              Total Assets                                                      $256,641                            $253,480
                                                              ===========================         ===========================

    LIABILITIES
       Mortgages                                                                $130,309                            $126,601
       Convertible debentures                                                     42,743                              42,743
       Convertible notes                                                          27,000                              27,000
       Accounts payable and other                                                  3,589                               2,699
       Accrued distributions payable                                               2,199                               2,198
       Accrued property taxes                                                      3,383                               1,315
       Accrued interest payable                                                    3,855                               3,783
                                                              ---------------------------         ---------------------------
              Total Liabilities                                                  213,078                             206,339
                                                              ---------------------------         ---------------------------

    SHAREHOLDERS' EQUITY
       Common stock ($.01 par value, 30 million shares
         authorized,  5,174,220 and 5,172,404 shares
         issued and outstanding at June 30, 2000 and
         December 31, 1999, respectively)                                             52                                  52
        Additional paid in capital                                                74,193                              74,169
        Accumulated distributions in excess of net income                        (30,682)                            (27,080)
                                                              ---------------------------         ---------------------------
              Total shareholders' equity                                          43,563                              47,141
                                                              ---------------------------         ---------------------------

              Total Liabilities and Shareholders' Equity                        $256,641                            $253,480
                                                              ===========================         ===========================

                 See Notes to Consolidated Financial Statements

                   MALAN REALTY INVESTORS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except share and per share amounts)
                                   (Unaudited)

                                                                  Three Months Ended                         Six Months Ended
                                                                       June 30,                                  June 30,
                                                              2000                1999                 2000              1999
                                                         ----------------   -----------------    -----------------  ----------------
REVENUES
     Minimum rent                                            $     7,455         $     7,773          $    14,916       $    15,455
     Percentage and overage rents                                    165                 222                  684               467
     Recoveries from tenants                                       2,401               2,736                5,188             5,720
     Interest and other income                                       104                  72                  366               159
     Gain on sale of real estate                                   3,170                                    3,170             1,751
                                                         ----------------   -----------------    -----------------  ----------------
          Total Revenues                                          13,295              10,803               24,324            23,552
EXPENSES
     Property operating and maintenance                              682                 729                1,626             1,899
     Other operating expenses                                        452                 475                  832               843
     Real estate taxes                                             2,099               2,159                4,173             4,317
     General and administrative                                      634                 468                1,156             1,013
     Proxy contest and related change in control costs             3,351                                    3,401
     Depreciation and amortization                                 1,637               1,543                3,269             3,122
                                                         ----------------   -----------------    -----------------  ----------------
          Total Operating Expenses                                 8,855               5,374               14,457            11,194
                                                         ----------------   -----------------    -----------------  ----------------
OPERATING INCOME                                                   4,440               5,429                9,867            12,358
Interest Expense                                                   4,499               4,377                8,978             8,815
                                                         ----------------   -----------------    -----------------  ----------------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM AND CUMULATIVE
     EFFECT OF CHANGE IN ACCOUNTING PRINCIPAL                        (59)              1,052                  889             3,543

EXTRAORDINARY ITEM:
     Loss on extinguishment of debt                                  (93)                                     (93)             (459)
                                                         ----------------   -----------------    -----------------  ----------------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE
     IN ACCOUNTING PRINCIPLE                                        (152)              1,052                  796             3,084

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                                                                            (522)
                                                         ----------------   -----------------    -----------------  ----------------

NET INCOME (LOSS)                                                  ($152)             $1,052                 $796            $2,562
                                                         ================   =================    =================  ================


EARNINGS (LOSS) PER SHARE BEFORE EXTRAORDINARY ITEM AND
     CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE:
                 Basic                                            ($0.01)              $0.20                $0.17             $0.69
                                                         ================   =================    =================  ================
                 Diluted                                          ($0.01)              $0.20                $0.17             $0.68
                                                         ================   =================    =================  ================

EARNINGS (LOSS) PER SHARE BEFORE CUMMULATIVE EFFECT OF
     CHANGE IN ACCOUNTING PRINCIPLE:
                 Basic                                            ($0.03)              $0.20                $0.15             $0.60
                                                         ================   =================    =================  ================
                 Diluted                                          ($0.03)              $0.20                $0.15             $0.59
                                                         ================   =================    =================  ================

EARNINGS (LOSS) PER SHARE:
                 Basic                                            ($0.03)              $0.20                $0.15             $0.50
                                                         ================   =================    =================  ================
                 Diluted                                          ($0.03)              $0.20                $0.15             $0.49
                                                         ================   =================    =================  ================

WEIGHTED AVERAGE SHARES OUTSTANDING:

                 Basic                                         5,173,361           5,170,016            5,172,975         5,169,456
                                                         ================   =================    =================  ================
                 Diluted                                       5,173,361           5,184,429            5,174,767         5,183,869
                                                         ================   =================    =================  ================

                 See Notes to Consolidated Financial Statements

                  MALAN REALTY INVESTORS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (Unaudited)

                                                                                  Six Months Ended June 30,

                                                                           2000                           1999
                                                                  ------------------------        ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME                                                                   $      796                   $     2,562
                                                                  ------------------------        ----------------------
  Adjustments to reconcile net income to
    net cash flows provided by operating activities:
     Depreciation and amortization                                                  3,269                         3,122
     Amortization of deferred financing costs                                         839                           948
     Directors compensation issued in stock                                            24                            24
     Gain on sales of real estate                                                  (3,170)                       (1,751)
     Loss on extinguishment of debt                                                    93                           459
     Change in operating assets and liabilities that
       provided (used) cash:
          Accounts receivable and other assets                                     (2,938)                       (1,195)
          Accounts payable, deferred income and
             other accrued liabilities                                              3,030                         1,162
                                                                  ------------------------        ----------------------
       Total adjustments                                                            1,147                         2,769
                                                                  ------------------------        ----------------------
       NET CASH FLOWS PROVIDED BY
         OPERATING ACTIVITIES                                                       1,943                         5,331
                                                                  ------------------------        ----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Real estate developed, acquired or improved                                   (1,527)                      (11,274)
     Deposits to escrow                                                           (10,101)                      (10,257)
     Disbursements from escrow                                                     10,195                        10,337
     Net proceeds from sales of real estate                                         6,531                         7,175
                                                                  ------------------------        ----------------------
       NET CASH FLOWS PROVIDED BY (USED FOR)
         INVESTING ACTIVITIES                                                       5,098                        (4,019)
                                                                  ------------------------        ----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal repayments on mortgages                                             (1,792)                       (4,888)
     Proceeds from mortgages                                                                                      3,800
     Debt issuance costs                                                             (109)                         (188)
     Draws on lines of credit                                                       5,500                        11,294
     Repayments on lines of credit                                                                               (8,500)
     Proceeds from options exercised                                                                                  4
     Debt extinguishment costs                                                        (34)
     Distributions to shareholders                                                 (4,397)                       (4,397)
                                                                  ------------------------        ----------------------
       NET CASH FLOWS USED FOR                                                       (832)                       (2,875)
         FINANCING ACTIVITIES                                     ------------------------        ----------------------

Net increase (decrease) in cash and cash equivalents                                6,209                        (1,563)

Cash and cash equivalents at beginning of period                                    1,857                         2,898
                                                                  ------------------------        ----------------------

Cash and cash equivalents at end of period                                     $    8,066                   $     1,335
                                                                  ========================        ======================
SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION-
   CASH PAID FOR INTEREST DURING THE PERIOD                                    $    8,096                   $     7,944
                                                                  ========================        ======================


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

Impact of Recently Adopted Accounting Standards- In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101-Revenue Recognition in Financial Statements which addresses the proper recognition of certain revenue items including contingent (percentage) rents. Certain of the Company's leases contain provisions whereby additional rent is due from a tenant once the tenant has achieved a certain sales level i.e. contingent rental. Under SAB No. 101, a lessor should not recognize contingent rental income until the factors on which the contingent lease payments are based actually occur. The Company had previously recorded accrued percentage rental income as lessee's specified sales targets were met or achievement of the sales target was probable.

         The Company elected to adopt the provisions of SAB No. 101 in 1999. The cumulative effect of such adoption is a reduction in percentage rental revenue of approximately $522,000 as of January 1, 1999. The 1999 financial information has been restated to conform with the provisions of SAB 101.

2. COMPENSATION PLANS

     The activity in the Directors Stock Compensation Plan for the six months ended June 30, 2000 consisted of 1,816 shares issued at $12.75-$13.625 per share. Compensation expense in connection with the Company's 401(k) retirement plan for the six months ended June 30, 2000 was $17,000.

3. EARNINGS PER SHARE

     Earnings per share ("EPS") data were computed as follows (in thousands except per share amounts):

                                                                 Three Months Ended June 30,         Six Month Ended June 30,
                                                                 ---------------------------         ------------------------
                                                                     2000          1999                  2000        1999
                                                                     ----          ----                  ----        ----
 Income (loss) before extraordinary item and
 cumulative effect of change in accounting principle .............. $   (59)     $ 1,052                $  889     $3,543
                                                                    =======      =======                ======     ======


Income (loss) before cumulative effect of change in
 accounting principle ............................................. $  (152)     $ 1,052                $  796     $3,084
                                                                    =======      =======                ======     ======


Net income (loss) ................................................. $  (152)     $ 1,052                $  796     $2,562
                                                                    =======      =======                ======     ======


BASIC EPS:
Weighted-Average Shares Outstanding .............................     5,173        5,170                 5,173      5,169
                                                                    =======      =======                ======     ======

Basic earnings per share before extraordinary
 items and cumulative effect of change in
 accounting principle ...........................................   $ (0.01)     $ 0.20                 $ 0.17     $ 0.69
                                                                    =======      ======                 ======     ======

Basic earnings per share before cumulative
 effect of change in accounting principle .......................   $ (0.03)     $ 0.20                 $ 0.15     $ 0.60
                                                                    =======      ======                 ======     ======

Basic earnings per share ........................................   $ (0.03)     $ 0.20                 $ 0.15     $ 0.50
                                                                    =======      ======                 ======     ======


DILUTED EPS:
Weighted-average shares outstanding .............................     5,173       5,170                  5,173      5,169
Net shares issuable upon exercise of dilutive options ...........                    14                      2         15
                                                                    -------      ------                 ------     ------

Shares applicable to diluted earnings ...........................     5,173       5,184                  5,175      5,184
                                                                    =======      ======                 ======     ======

Diluted earnings per share before extraordinary item
 and cumulative effect of change in accounting principle ........   $ (0.01)     $ 0.20                 $ 0.17     $ 0.68
                                                                    =======      ======                 ======     ======

Diluted earnings per share before cumulative effect
 of change in accounting principle ..............................   $ (0.03)     $ 0.20                 $ 0.15     $ 0.59
                                                                    =======      ======                 ======     ======

Diluted earnings per share ......................................   $ (0.03)     $ 0.20                 $ 0.15     $ 0.49
                                                                    =======      ======                 ======     ======



  Diluted EPS reflects the potential dilution of securities that could share in the earnings but does not include shares issuable upon conversion of securities that would have an antidilutive effect on earnings per share.

4.       MORTGAGES

         In May 2000, the Company extended its revolving line of credit with Bank One through September 30, 2000.

5.       PROXY CONTEST AND RELATED CHANGE IN CONTROL COSTS

         During the six months ended June 30, 2000, the Company was engaged in a proxy contest with its largest shareholder, Kensington Investment Group, Inc. ("Kensington"). Kensington ultimately prevailed in electing a proposed slate of five new directors at the Company's Annual Shareholder Meeting held on May 10, 2000. Total costs incurred by the Company relating to the proxy contest including estimated costs incurred by Kensington were $825,000.

         The change in the Board of Directors resulting from the proxy contest triggered certain lump sum payments and other obligations to the three executive officers of the Company pursuant to the terms of their respective "change in control" agreements. These obligations included lump sum payments totaling $1.75 million and an accrued liability of $800,000 relating to the Company's future obligation to provide lifetime health insurance benefits to the officers.

6.       PROPERTY TRANSACTIONS

         In June 2000, the Company realized a gain of $3.17 million on the sale of a 117,000 square foot shopping center in Manchester, Missouri. Net proceeds after repayment of related debt of $1.5 million and transaction fees were $5.0 million. In conjunction with the sale, the Company incurred an extraordinary loss of $93,000 on the early extinguishment of debt, resulting primarily from a prepayment penalty and the write off of unamortized deferred financing costs associated with the debt.

7.       SUBSEQUENT EVENTS

         In July 2000, the Company announced that its President and Chief Executive Officer, Anthony S. Gramer, was no longer associated with the Company. In August 2000 the Company promoted Vice President Michael Kaline to President.

         Mr. Gramer was paid $1 million upon the election of the new Board of Directors in May 2000. In addition, a portion of the $800,000 accrued liability relating to the Company's future obligation to provide lifetime health insurance benefits to three officers is attributable to Mr. Gramer. The Company believes that no further payments are due or payable to Mr. Gramer pursuant to his employment agreement or otherwise.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2000 to Three Months Ended
June 30, 1999

         Total revenues increased $2.492 million from 1999. Approximately $3.170 million of the increase resulted from a gain on the sale of a retail shopping center located in Manchester, Missouri in June 2000. Minimum rents and recoveries from tenants decreased approximately $653,000, due to lease termination agreements that were executed with four tenants at the end of 1999 and the beginning of 2000, as well as a decrease attributable to the 1999 sale of a property in Gary, Indiana. Percentage rents decreased $57,000 primarily due to timing differences in the receipt of payments from certain tenants. Interest and other income increased $32,000 mainly due to lease termination income recognized in the second quarter of 2000.

         Total operating expenses increased approximately $3.481 million from 1999 to 2000 primarily due to nonrecurring costs in connection with a proxy contest and related change in control payments discussed further below. Property operating and maintenance expense and real estate taxes decreased $107,000 primarily due to the sale of Gary, Indiana in 1999. Other operating expenses decreased approximately $23,000 due to lower compensation expense in 2000. General and administrative expenses increased by $166,000 primarily due to legal and professional fees incurred in connection with the Company's strategic operational review. Depreciation and amortization increased by $94,000 primarily due to acquisitions and redevelopments that were completed in 1999.

         Interest expense (including related amortization of deferred financing costs) increased approximately $122,000 primarily due to increases in interest rates on the Company's lines of credit over 1999.

         In June 2000, the Company incurred a loss on extinguishment of debt of $93,000, primarily from the charge off of deferred financing costs associated with the pay down of debt related to the Manchester sale and a related prepayment penalty.

         Overall net income decreased by $1.204 million resulting primarily from nonrecurring expenses related to a proxy contest and related change in control payments and decreases in revenues resulting from lease terminations, offset by a gain on the sale of a property.

Comparison of Six Months Ended June 30, 2000 to Six Months Ended June 30, 1999

         Total revenues increased $772,000 from 1999. Rents and recoveries from tenants decreased $1.071 million primarily due to the sales of two properties in 1999, lease termination agreements executed with four tenants in late 1999 and early 2000 and a decrease from 1999 in deferred minimum rents recognized on the lease up of vacant space formerly occupied by Kmart. Percentage rent increased $217,000 primarily due to a settlement of additional percentage rents from prior years and an overall increase in percentage rents from Kmart and Wal-Mart, the Company's two largest tenants. Interest and other income increased $207,000 primarily due to lease termination fees received in 2000. Revenues related to the gains on sales of properties increased by $1.419 million compared to 1999.

         Total operating expenses increased $3.263 million from 1999 primarily due to proxy contest and related change in control payments totaling $3.401 million discussed further below. Property operating and maintenance expense decreased $273,000 primarily due to lower cost of snow removal in 2000 and lower maintenance costs relating to two properties in sold 1999. The sale of properties also contributed to a decrease in real estate taxes of $144,000 in 2000. General and administrative costs increased $143,000 primarily due to legal and professional fees incurred in connection with the Company's strategic operational review. Depreciation and amortization increased $147,000 due to acquisitions and redevelopment that were completed in 1999 offset by decreases resulting from the property sales.

         Interest expense (including related amortization of deferred financing costs) increased $163,000 primarily due to increases in interest rates on the Company's lines of credit during the first half of 2000.

         The Company incurred a loss on early extinguishment of debt in 2000 of $93,000 related to the paydown of debt in connection with the June 2000 sale of the Manchester property. In 1999, the Company incurred a similar loss on the pay down of debt in connection with a sale of property in Colma, California. The losses resulted primarily from the charge off of unamortized deferred financing costs and prepayment penalties.

         In 1999, the Company elected to apply the provisions of SEC Staff Accounting Bulletin No. 101, which addresses the proper recognition of certain revenue items including contingent (percentage) rents. The cumulative effect of the change in accounting principle is a reduction in percentage rental revenue of approximately $522,000 as of January 1, 1999.

         Overall, net income decreased approximately $1.766 million primarily as a result of nonrecurring items related to costs associated with a proxy contest and related change in control payments offset, in part, by an increase in gains on property sales and reductions in losses on extinguishment of debt and the cumulative effect of a change in accounting principle.

FUNDS FROM OPERATIONS

         Management considers Funds From Operations ("FFO") to be an appropriate measure of performance of an equity real estate investment trust. The Company uses the method of calculating FFO prescribed by the October 1999 White Paper issued by the National Association of Real Estate Investment Trusts (NAREIT) which utilizes net income or loss excluding gains and losses from sales of depreciable operating property, further adjusted for certain non-cash items including depreciation and amortization of real estate assets and including items from nonrecurring events except for those that are defined as extraordinary items under generally accepted accounting principles. It is the opinion of management that reduction for, or inclusion of these items, is not meaningful in evaluating income-producing real estate which, in general, has historically not depreciated.

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

The following table shows the components that comprise the Company's FFO for the three months and six months ended June 30, 2000 and 1999 and the reconciliation of basic to diluted FFO. The 1999 presentation has been restated to conform with 2000.

                                                                    Three Months Ended June 30,       Six Months Ended June 30,
                                                                      2000           1999             2000             1999
                                                                      ----           ----             ----             ----

 NET INCOME (loss)..................................................  $  (152)       $ 1,052          $   796          $ 2,562
      Depreciation of buildings and improvements ...................    1,546          1,470            3,091            2,977
      Amortization of tenant allowances and tenant improvements ....       47             38               94               76
      Amortization of leasing costs ................................       43             33               82               66
  Gain on sale of real estate ......................................   (3,170)                         (3,170)          (1,751)
  Loss on extinguishment of debt ...................................       93                              93              459
  Cumulative effect of change in accounting principle ..............                                                       522
                                                                      -------        -------           ------          -------

  FUNDS FROM OPERATIONS, BASIC......................................  $ (1593)       $ 2,593          $   986          $ 4,911
  Interest expense on convertible securities .......................    1,589          1,640            3,178            3,281
 Amortization of deferred financing costs on convertible
      securities....................................................       71             72              140              143
                                                                      -------        -------          -------          -------

Funds From Operations, Diluted .....................................  $    67        $ 4,305          $ 4,304          $ 8,335
                                                                      =======        =======          =======          =======
Weighted average shares outstanding:
 Basic .............................................................    5,173          5,170            5,173            5,169
                                                                      =======        =======          =======          =======
 Diluted, assuming conversion of convertible securities ............    9,278          9.415            9,277            9,415
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

Acquisitions

         In February 2000, the Company completed the acquisition of a ground lease interest in a portion of its property in Topeka, Kansas. Total cost of the acquisition was $544,000 which was funded out of proceeds from the Company's lines of credit. As a result of the acquisition, the Company now owns the fee interest in the entire property.

Redevelopments

         Phase II of the redevelopment of the Pine Ridge Plaza in Lawrence, Kansas is in process. Revised plans now call for the addition of two "big box" national retailers consisting of 12-22,000 square feet each and an additional freestanding retail building of approximately 20,000 square feet. Construction on the two big box retailers is anticipated to begin in the third quarter 2000, after finalization of lease terms. Total costs of the Phase II development are estimated to be approximately $3.4 million and are anticipated to be expended over the next twelve to eighteen months. Possible sources of funding for the project include the Company's lines of credit and property specific financing.

         The redevelopment of 24,280 square feet of formerly vacant space at the Company's property in Topeka, Kansas was completed in April 2000. The space has been subdivided at a cost of approximately $486,000, including capitalized interest, taxes and leasing commissions, which was funded primarily from the Company's line of credit with Greenwich Capital Markets, Inc. The property, which also includes an 84,000 square foot Kmart store, is now 100% leased with Harbor Freight Tools leasing 10,380 square feet of the redeveloped space and Sav-a-Lot leasing the remaining 13,900 square feet.

Capital Expenditures

         The Company incurs capital expenditures in the ordinary course of business in order to maintain its properties. Such capital expenditures typically include roof, parking lot and other structural repairs, some of which are reimbursed by tenants. For the six months ended June 30, 2000, the Company had incurred approximately $405,000 of capital expenditures which was funded out of reserves required under the Company's collateralized mortgages and operating cash flows. An additional $695,000 in capital expenditures is anticipated to be incurred by year end 2000 to be funded by these same sources.

         The Company will occasionally provide inducements such as building allowances or space improvements and/or pay leasing commissions to outside brokers in order to procure new tenants or renegotiate expiring leases with current tenants. The total cost of these expenditures in 2000 is estimated to be approximately $657,000 (of which $288,000 had been incurred in the six months ended June 30, 2000). These expenditures are generally funded by operating cash flows.

Sources of Capital

         The Company has in place a plan to repurchase and retire up to $15 million aggregate principal of its 9.5% Subordinated Convertible Debentures ("Debentures") due July 2004. Through June 30, 2000, the Company had repurchased $11.807 million of Debentures under the plan. No Debentures were repurchased during the six months ended June 30, 2000; however, the Company may make additional purchases in the future as funds become available.

         In June 2000, the Company completed the sale of its property in Manchester, Missouri for $6.8 million. Net proceeds of the sale after repayment of debt of $1.5 million and transaction fees were approximately $5.0 million. The proceeds were used for general corporate purposes, including working capital, and to pay down the outstanding balance on the Company's lines of credit.

         The Company anticipates that its cash flow from operations will be sufficient to fund its cash needs for payment of expenses, capital expenditures (other than acquisitions and redevelopments) and to maintain the Company's current distribution policy. The Company currently has two lines of credit available for temporary working capital needs and intends to enter into other secured and unsecured financing agreements in the future as the need arises.

         The Company's line of credit with Bank One (the "Bank One Line") is a revolving line of credit which expires September 30, 2000. The Bank One Line calls for monthly payments of interest at the rate of 200 basis points over LIBOR and is collateralized by the Company's interest in Orchard-14 Shopping Center in Farmington Hills, Michigan. The Company's line of credit with Greenwich Capital Markets, Inc. (the "Greenwich Capital Line") is a revolving line of credit which expires November 2001 and is collateralized by 17 properties owned by the Company's wholly owned subsidiary, Malan Revolver, Inc. The Greenwich Capital Line requires monthly payments of interest only at LIBOR plus 250 basis points. Amounts outstanding as of June 30, 2000 under the Greenwich Capital Line and the Bank One Line were $13.7 million and $3.0 million, respectively, and the maximum available borrowings under each line as of that date were $18.9 million and $4.5 million, respectively.

Proxy Contest and Related Change in Control Payments

         During the six months ended June 30, 2000 the Company was involved in a proxy contest with its largest shareholder, Kensington Investment Group, Inc. ("Kensington"). At the Company's Annual Meeting on May 10, 2000, Kensington proposed a slate of five Directors to replace the Company's existing Board of Directors. The Kensington nominees were elected and the new Board was seated on May 18, 2000.

         The Company incurred approximately $825,000 in costs related to the proxy contest including expenditures for attorneys, solicitors, public relations advisors and advertising, printing, transportation and related expenses. This amount includes approximately $425,000 in estimated costs incurred by Kensington. In June 2000, the Board of Directors approved the payment of these expenses on behalf of Kensington.

         In accordance with the terms of agreements with its three executive officers, the replacement of the Board of Directors constituted a "change in control" triggering certain payment obligations to the officers. For the six months ended June 30, 2000, a total cost of $2.6 million was incurred relating to these change in control obligations including lump sum payments totaling $1.75 million paid to the officers and an accrued liability of $800,000 relating to the Company's future obligation to provide lifetime health insurance benefits to the officers. The proxy contest expenses and lump sum payments under the change in control agreements were funded out of operating cash flows and available working capital.

MANAGEMENT CHANGES

         On July 24, 2000 the Company announced the departure of its President and Chief Executive Officer Anthony S. Gramer. In August 2000, the Board of Directors appointed Michael K. Kaline, President of the Company, to assume Mr. Gramer's responsibilities.

         Mr. Gramer was paid $1 million upon the election of the new Board of Directors in May 2000. In addition, a portion of the $800,000 accrued liability relating to the Company's future obligation to provide lifetime health insurance benefits to three officers is attributable to Mr. Gramer. The Company believes that no further payments are due or payable to Mr. Gramer pursuant to his employment agreement or otherwise.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company has exposure to interest rate risk on its debt obligations and interest rate instruments. Based on the Company's outstanding variable rate debt at June 30, 2000, a one percent increase or decrease in interest rates would decrease or increase, respectively, the Company earnings and cash flows by approximately $167,000 on an annualized basis.

                          MALAN REALTY INVESTORS, INC.



PART II - OTHER INFORMATION

Item 1:  Legal Proceedings

         NONE

Item 2:  Changes in Securities

         NONE

Item 3:  Defaults Upon Senior Securities

         NONE

Item 4:  Submission of Matters to a Vote of Security Holders

         The following matters were submitted to a vote of the security holders of the Company at its Annual Meeting of Shareholders held on May 10, 2000

         (a)      Election of Directors

         Two separate slates of five Directors each were nominated at the Annual Shareholders Meeting. The first slate, nominated by the Company, consisted of the re-election of existing Directors, Anthony S. Gramer, Robert D. Kemp, Jr., William McBride III, William F. Pickard and Richard T. Walsh. The second slate, nominated by Kensington Investment Group, Inc. consisted of Paul Gray II, Jill Holup, John Patrick Kramer, Jeffrey Lewis and Andrew Miller. The Kensington nominees were elected by the shareholders to serve until the next annual meeting of shareholders and until their respective successors have been elected and qualified.

                  NOMINEES                  VOTES FOR        VOTES WITHHELD

                  Anthony S. Gramer         1,687,938        39,796
                  Robert D. Kemp            1,709,838        37,296
                  William McBride III       1,683,538        44,196
                  William F. Pickard        1,690,738        36,996
                  Richard T. Walsh          1,689,688        38,046
                  Paul Gray II              2,411,474        12,225
                  Jill Holup                2,432,944        10,155
                  John Patrick Kramer       2,413,244        10,455
                  Jeffrey Lewis             2,413,544        10,155
                  Andrew Miller             2,413,544        10,155

(b)      Ratification of Auditors

         The shareholders ratified the selection of Deloitte & Touche LLP as the Company's independent auditors for 2000:

             Votes cast for ratification                 4,099,298

             Votes cast against ratification                30,157

             Votes which abstained                          41,378

Item 5:  Other Information

         NONE

Item 6:  Exhibits and Reports on Form 8-K

         a) Exhibit Index:

                  27       Financial Data Schedule            Filed with
                                                              this document

         b)  Reports on Form 8-K

              There were no reports on Form 8-K filed during the three months ended June 30, 2000. There was one report filed on Form 8-K dated July 28, 2000 announcing the departure of Anthony S. Gramer as the Company's President and Chief Executive Officer and the appointment of Vice President Michael K. Kaline to fulfill Mr. Gramer's duties until further management appointments are made.

                          MALAN REALTY INVESTORS, INC.
                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MALAN REALTY INVESTORS, INC.



By: /s/ Michael K. Kaline
   ----------------------------------
        Michael K. Kaline
        President




By: /s/ Elliott J. Broderick
    ------------------------------------
        Elliott J. Broderick
        Chief Accounting Officer




Dated: August 14, 2000

                                 Exhibit Index
                                 -------------

Exhibit No.              Description
-----------              -----------
    27                   Financial Date Schedule