Form 10-Q
period 2000-09-30
MALAN REALTY INVESTORS INC
filed 2000-11-14
CIK 914735

------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended September 30, 2000

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. YES [X] NO [ ]


     As of November 10, 2000, 5,174,220 shares of Common Stock, Par Value $.01 Per share, were outstanding.

                          MALAN REALTY INVESTORS, INC.
                                    FORM 10-Q

                                      INDEX


                                                                                          PAGE
                                                                                          ----
PART I   FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                      Balance Sheets as of September 30, 2000
                      (unaudited) and December 31, 1999                                     3

                      Statements of Operations (unaudited) for
                      the three months and nine months
                      ended September 30, 2000 and 1999                                     4

                      Statements of Cash Flows (unaudited) for the
                      nine months ended September 30, 2000 and 1999                         5

                      Notes to Consolidated Financial Statements (unaudited)                6-9

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                10-15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                         15

PART II     OTHER INFORMATION                                                               16


SIGNATURES                                                                                  17


                  MALAN REALTY INVESTORS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)




                                                                     SEPTEMBER 30,       DECEMBER 31,
                                                                         2000               1999
                                                                    ---------------    ---------------
                                                                      (UNAUDITED)
ASSETS
 Real estate
  Land, buildings and improvements                                    $ 265,360           $ 267,117
  Less: accumulated depreciation                                        (30,383)            (26,584)
                                                                      ---------           ---------
  Total                                                                 234,977             240,533

 Accounts receivable, net                                                 2,573               1,149
 Deferred financing and other                                             6,977               7,554
 Cash and cash equivalents                                                2,460               1,857
 Restricted cash - mortgage escrow deposits                               1,621               2,387
                                                                      ---------           ---------
     TOTAL ASSETS                                                     $ 248,608           $ 253,480
                                                                      =========           =========

Liabilities
 Mortgages                                                            $ 128,141           $ 126,601
 Convertible debentures                                                  42,743              42,743
 Convertible notes                                                       27,000              27,000
 Accounts payable and other                                               2,121               2,699
 Accrued distributions payable                                            2,199               2,198
 Accrued property taxes                                                   2,226               1,315
 Accrued interest payable                                                 2,193               3,783
                                                                      ---------           ---------
     Total Liabilities                                                  206,623             206,339
                                                                      ---------           ---------

SHAREHOLDERS' EQUITY
 Common stock ($.01 par value, 30 million shares authorized,
  5,174,220 and 5,172,404 shares issued and outstanding at
  September 30, 2000 and December 31, 1999, respectively)                    52                  52
 Additional paid in capital                                              74,193              74,169
 Accumulated distributions in excess of net income                      (32,260)            (27,080)
                                                                      ---------           ---------
     Total shareholders' equity                                          41,985              47,141
                                                                      ---------           ---------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $ 248,608           $ 253,480
                                                                      =========           =========




                 See Notes to Consolidated Financial Statements

                   MALAN REALTY INVESTORS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                  THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                       SEPTEMBER 30,
                                                                 2000             1999               2000             1999
                                                             -----------       -----------        -----------      -----------
REVENUES
  Minimum rent                                               $     7,297       $     7,619        $    22,213      $    23,074
  Percentage and overage rents                                       259               260                943              727
  Recoveries from tenants                                          2,542             2,434              7,730            8,154
  Interest and other income                                          218                91                584              250
  Gain (loss) on sale of real estate                                 (12)             (126)             3,158            1,625
                                                             -----------       -----------        -----------      -----------
     Total Revenues                                               10,304            10,278             34,628           33,830
                                                             -----------       -----------        -----------      -----------

EXPENSES
  Property operating and maintenance                                 642               660              2,268            2,559
  Other operating expenses                                           470               430              1,302            1,273
  Real estate taxes                                                1,977             1,948              6,150            6,265
  General and administrative                                         495               488              1,651            1,501
  Proxy contest and related change in control costs                 (231)                               3,170
  Depreciation and amortization                                    1,831             1,626              5,100            4,748
                                                             -----------       -----------        -----------      -----------
     Total Operating Expenses                                      5,184             5,152             19,641           16,346
                                                             -----------       -----------        -----------      -----------

OPERATING INCOME                                                   5,120             5,126             14,987           17,484
INTEREST EXPENSE                                                   4,499             4,407             13,477           13,222
                                                             -----------       -----------        -----------      -----------

INCOME BEFORE EXTRAORDINARY ITEM AND CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                           621               719              1,510            4,262

EXTRAORDINARY ITEM:
  Loss on extinguishment of debt                                                                         (93)             (459)
                                                             -----------       -----------        -----------      -----------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE                                            621               719              1,417            3,803

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                                                                       (522)
                                                             -----------       -----------        -----------      -----------

NET INCOME                                                   $       621       $       719        $     1,417      $     3,281
                                                             ===========       ===========        ===========      ===========

EARNINGS PER SHARE BEFORE EXTRAORDINARY ITEM AND
 CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE:

   Basic                                                     $      0.12       $      0.14        $      0.29      $      0.83
                                                             ===========       ===========        ===========      ===========
   Diluted                                                   $      0.12       $      0.14        $      0.29      $      0.82
                                                             ===========       ===========        ===========      ===========

EARNINGS PER SHARE BEFORE CUMULATIVE EFFECT OF CHANGE
 IN ACCOUNTING PRINCIPLE:
   Basic                                                     $      0.12       $      0.14        $      0.27      $      0.74
                                                             ===========       ===========        ===========      ===========
   Diluted                                                   $      0.12       $      0.14        $      0.27      $      0.73
                                                             ===========       ===========        ===========      ===========
EARNINGS PER SHARE
   Basic                                                     $      0.12       $      0.14        $      0.27      $      0.64
                                                             ===========       ===========        ===========      ===========

   Diluted                                                   $      0.12       $      0.14        $      0.27      $      0.63
                                                             ===========       ===========        ===========      ===========

WEIGHTED AVERAGE SHARES OUTSTANDING:
   Basic                                                       5,174,220         5,170,827          5,173,392        5,169,920
                                                             ===========       ===========        ===========      ===========
   Diluted                                                     5,180,770         5,182,333          5,179,942        5,181,426
                                                             ===========       ===========        ===========      ===========







                 See Notes to Consolidated Financial Statements

                  MALAN REALTY INVESTORS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                            NINE MONTHS ENDED SEPTEMBER 30,

                                                                2000             1999
                                                            ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME                                                  $  1,417         $  3,281
                                                              --------         --------
  Adjustments to reconcile net income to
   net cash flows provided by operating activities:
     Depreciation and amortization                               5,100            4,748
     Amortization of deferred financing costs                    1,257            1,405
     Directors compensation issued in stock                         24               36
     Net gain on sales of real estate                           (3,158)          (1,625)
     Loss on extinguishment of debt                                 93              459
     Change in operating assets and liabilities that
       used cash:
          Accounts receivable and other assets                  (2,958)            (717)
          Accounts payable, deferred income and
             other accrued liabilities                          (1,257)          (1,786)
                                                              --------         --------
       Total adjustments                                          (899)           2,520
                                                              --------         --------
       NET CASH FLOWS PROVIDED BY
         OPERATING ACTIVITIES                                      518            5,801
                                                              --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Real estate developed, acquired or improved                (2,009)         (11,318)
     Deposits to escrow                                        (14,510)         (15,424)
     Disbursements from escrow                                  15,276           15,556
     Net proceeds from sales of real estate                      6,531            7,637
                                                              --------         --------
       NET CASH FLOWS PROVIDED BY (USED FOR)
         INVESTING ACTIVITIES                                    5,288           (3,549)
                                                              --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal repayments on mortgages                          (1,960)          (5,038)
     Proceeds from mortgages                                                      3,800
     Debt issuance costs                                          (113)            (189)
     Draws on lines of credit                                    5,500           16,994
     Repayments on lines of credit                              (2,000)         (12,500)
     Proceeds from options exercised                                                  4
     Debt extinguishment costs                                     (34)
     Distributions to shareholders                              (6,596)          (6,595)
                                                              --------         --------
       NET CASH FLOWS USED FOR FINANCING ACTIVITIES             (5,203)          (3,524)
                                                              --------         --------

Net increase (decrease) in cash and cash equivalents               603           (1,272)

Cash and cash equivalents at beginning of period
                                                                 1,857            2,898
                                                              --------         --------

Cash and cash equivalents at end of period                    $  2,460         $  1,626
                                                              ========         ========


SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION-
   CASH PAID FOR INTEREST DURING THE PERIOD                   $ 13,810         $ 13,576
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

Reclassifications- Certain reclassifications have been made to prior year financial statements in order to conform with the current year presentation.

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

Impact of Recently Adopted Accounting Standards- In December 1999, the SEC issued Staff Accounting Bulletin (SAB) No. 101-Revenue Recognition in Financial Statements which addresses the proper recognition of certain revenue items including contingent (percentage) rents. Certain of the Company's leases contain provisions whereby additional rent is due from a tenant once the tenant has achieved a certain sales level i.e. contingent rental. Under SAB No. 101, a lessor should not recognize contingent rental income until the changes in the factors on which the contingent lease payments are based actually occur. The Company had previously recorded accrued percentage rental income as lessee's specified sales targets were met or achievement of the sales target was probable.

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

    2.  COMPENSATION PLANS

         The activity in the Directors Stock Compensation Plan for the nine months ended September 30, 2000 consisted of 1,816 shares issued at $12.75-$13.67 per share. Compensation expense in connection with the Company's 401(k) retirement plan for the nine months ended September 30, 2000 was approximately $26,500.

    3.  EARNINGS PER SHARE

         Earnings per share ("EPS") data were computed as follows (in thousands except per share amounts):

                                                                        Three Months Ended,       Nine Months Ended,
                                                                           September 30,             September 30,
                                                                           --------------            --------------
                                                                          2000         1999         2000        1999
                                                                          ----         ----         ----        ----
  Income before extraordinary item and
  cumulative effect of change in accounting principle ...............   $     621   $      719   $    1,510   $   4,262
                                                                        =========   ==========   ==========   =========

 Income before cumulative effect of change in
  accounting principle ..............................................   $     621   $      719   $    1,417   $   3,803
                                                                        =========   ==========   ==========   =========

 Net income .........................................................   $     621   $      719   $    1,417   $   3,281
                                                                        =========   ==========   ==========   =========

 BASIC EPS:
 Weighted-Average Shares Outstanding ................................       5,174        5,171        5,173       5,170
                                                                        =========   ==========   ==========   =========
 Basic earnings per share before extraordinary
  item and cumulative effect of change in
  accounting principle ..............................................   $    0.12   $     0.14   $     0.29   $    0.83
                                                                        =========   ==========   ==========   =========

 Basic earnings per share before cumulative
  effect of change in accounting principle ..........................   $    0.12   $     0.14   $     0.27   $    0.74
                                                                        =========   ==========   ==========   =========
 Basic earnings per share ...........................................   $    0.12   $     0.14   $     0.27   $    0.64
                                                                        =========   ==========   ==========   =========

 DILUTED EPS:
 Weighted-average shares outstanding ................................       5,174        5,171        5,173       5,170
 Shares issuable under employment agreement .........................           7                         7
 Net shares issuable upon exercise of dilutive options ..............                       11                       11
                                                                        ---------   ----------   ----------   ---------
 Shares applicable to diluted earnings ..............................       5,181        5,182        5,180       5,181
                                                                        =========   ==========   ==========   =========
 Diluted earnings per share before extraordinary item
  and cumulative effect of change in accounting principle............   $    0.12   $     0.14   $     0.29   $    0.82
                                                                        =========   ==========   ==========   =========
 Diluted earnings per share before cumulative effect
  of change in accounting principle .................................   $    0.12   $     0.14   $     0.27   $    0.73
                                                                        =========   ==========   ==========   =========
 Diluted earnings per share .........................................   $    0.12   $     0.14   $     0.27   $    0.63
                                                                        =========   ==========   ==========   =========



Diluted EPS reflects the potential dilution of securities that could share in the earnings but does not include shares issuable upon conversion of securities that would have an antidilutive effect on earnings per share.

4.       MORTGAGES

         Effective October 1, 2000, the Company and Bank One amended a revolving line of credit agreement collateralized by the Orchard-14 Shopping Center in Farmington Hills, Michigan. Terms of the amended agreement include payments of interest only at the bank's prime rate or 200 basis points over LIBOR, at the Company's option, and maximum borrowings of $3,000,000 subject to adjustment downward quarterly based upon the property's operating cash flow. The line is due in full on September 30, 2001.

5.       PROXY CONTEST AND RELATED CHANGE IN CONTROL COSTS

         Earlier in the year, the Company was engaged in a proxy contest with its largest shareholder, Kensington Investment Group, Inc. ("Kensington"). Kensington prevailed in electing a slate of five new directors at the Company's Annual Shareholder Meeting held on May 10, 2000. Total costs incurred by the Company relating to the proxy contest including reimbursement to Kensington and other shareholders were approximately $860,000.

         The change in the Board of Directors resulting from the proxy contest triggered certain lump sum payments and other obligations to the then three executive officers of the Company pursuant to the terms of their respective "change in control" agreements. These obligations included lump sum payments totaling $1.750 million and an accrued liability of $800,000 relating to the Company's future obligation to provide lifetime health insurance benefits to the officers. In August 2000, the Company entered into an employment agreement with one of the officers. As part of the agreement, the officer relinquished his right to the lifetime health insurance and was granted 6,550 shares of the Company's Common Stock. The relinquishment of the health insurance benefits attributable to the officer was recognized as a reduction of expenses in the third quarter 2000.

6.       SHAREHOLDER RIGHTS PLAN

         In September 2000, the Company amended its Shareholder Rights Agreement. The amendment caused the rights to expire on September 15, 2000 and terminated the Rights Agreement.

7.       STOCK REPURCHASE PLAN

         In August 2000, the Company announced the resumption of a Stock Repurchase Plan originally approved in 1995. The Company's Board of Directors authorized the repurchase of up to 250,000 shares of its Common Stock, such purchases to be made in the open market, with the timing dependent upon market conditions and pending corporate events. No shares had been repurchased as of September 30, 2000.

8.       PROPERTY TRANSACTIONS

         In June 2000, the Company realized a gain of $3.17 million on the sale of a 117,000 square foot shopping center in Manchester, Missouri. Net proceeds after repayment of related debt of $1.5 million and transaction fees were $5.0 million. In conjunction with the sale, the Company incurred an extraordinary loss of $93,000 on the early extinguishment of debt, resulting primarily from a prepayment penalty and the charge off of unamortized deferred financing costs associated with the debt.

         In September 2000, the Company entered into an agreement to sell a portion of its property in Arkansas City, Kansas. The property consists of a vacant parcel of land adjacent to a freestanding retail building. The agreement calls for a contract price of $275,000 and is expected to close in December 2000 once lender approval is obtained and due diligence by the purchaser is completed.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2000 to Three Months Ended September 30, 1999

         Total revenues increased $26,000 from 1999. Approximately $114,000 of the increase resulted from a decrease in losses on sales of properties. Minimum rents and recoveries from tenants decreased approximately $322,000 and $108,000, respectively, due to lease termination agreements that were executed with four tenants at the end of 1999 and the beginning of 2000, as well as a decrease attributable to properties sold in 1999 and 2000. Interest and other income increased $127,000 primarily due to lease termination income recognized in the third quarter of 2000.

Total operating expenses increased approximately $32,000 from 1999 to 2000. A recovery of expenses recorded previously associated with a proxy contest and related change in control, discussed further below, totaling $350,000 offset by additional costs incurred of $119,000, resulted in a net reduction of $231,000 in the third quarter 2000. Depreciation and amortization increased approximately $205,000 primarily due to capital improvements and redevelopments that were completed in 1999 and 2000, offset by decreases attributable to property sales.

         Interest expense (including related amortization of deferred financing costs) increased approximately $92,000 primarily due to increases in interest rates on the Company's lines of credit over 1999.

         Overall, net income decreased by $98,000 resulting primarily from decreases in revenues resulting from lease terminations, offset by a decrease in losses incurred on property sales and the recovery of a nonrecurring expense related to the proxy contest and related change in control expenses.

Comparison of Nine Months Ended September 30, 2000 to Nine Months Ended September 30, 2000

         Total revenues increased $798,000 from 1999. Minimum rents and recoveries from tenants decreased $1.285 million primarily due to sales of properties in 1999 and 2000, lease termination agreements executed with four tenants in late 1999 and early 2000 and a decrease in deferred minimum rents recognized on the lease up in 1999 of vacant space formerly occupied by Kmart. Percentage rent increased $216,000 primarily due to a settlement of additional percentage rents from prior years and an overall increase in percentage rents from Kmart and Wal-Mart, the Company's two largest tenants. Interest and other income increased $334,000 primarily due to lease termination fees received in 2000. Net gains on sales of properties increased $1.533 million over 1999.

         Total operating expenses increased $3.295 million from 1999 primarily due to proxy contest and related change in control costs totaling $3.170 million, discussed further below. Property operating and maintenance expense decreased $291,000 primarily due to lower cost of snow removal in 2000 and lower maintenance costs resulting from the sale of properties in 1999 and 2000. The sale of properties also contributed to a decrease in real estate taxes of $115,000 in 2000. General and administrative costs increased $150,000 primarily due to legal and professional fees incurred in connection with the Company's strategic operational review. Depreciation and amortization increased $352,000 due to capital improvements and redevelopments that were completed in 1999 and 2000 offset by decreases attributable to property sales.

         Interest expense including related amortization of deferred financing costs increased $255,000 primarily due to increases in interest rates on the Company's lines of credit in 2000.

         The Company incurred a loss on early extinguishment of debt in 2000 of $93,000 related to the paydown of debt in connection with a sale of property in Manchester, Missouri. In 1999, the Company incurred a similar loss totaling $459,000 on the paydown of debt in connection with a sale of property in Colma, California. The losses resulted primarily from the charge off of unamortized deferred financing costs and prepayment penalties.

         In 1999, the Company elected to apply the provisions of SEC Staff Accounting Bulletin No. 101, which addresses the proper recognition of certain revenue items including contingent (percentage) rents. The cumulative effect of the change in accounting principle is a reduction in percentage rental revenue of approximately $522,000 as of January 1, 1999.

         Overall, net income decreased approximately $1.864 million primarily as a result of nonrecurring items related to costs associated with a proxy contest and related change in control payments offset, in part, by an increase in gains on property sales and reductions in losses on extinguishment of debt and the cumulative effect of a change in accounting principle.

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

      The following table shows the components that comprise the Company's FFO for the three months and nine months ended September 30, 2000 and 1999 and the reconciliation of basic to diluted FFO. The 1999 presentation has been restated to conform with 2000.


                                                                            Three Months Ended,   Nine Months Ended,
                                                                               September 30,        September 30,
                                                                             2000        1999      2000       1999
                                                                             ----        ----      ----       ----
NET INCOME ........................................................       $    621   $    719   $  1,417    $  3,281
 Depreciation of buildings and improvements .......................          1,611      1,534      4,702       4,511
 Amortization of tenant allowances and tenant improvements ........            182         51        276         127
 Amortization of leasing costs ....................................             36         40        118         106
 (Gain) loss on sale of real estate ...............................             12        126     (3,158)     (1,625)
 Loss on extinguishment of debt ...................................                                   93         459
 Cumulative effect of change in accounting principle ..............                                              522
                                                                          --------   --------   --------    --------
FUNDS FROM OPERATIONS, BASIC ......................................       $  2,462   $  2,470   $  3,448    $  7,381
 Interest expense on convertible securities .......................          1,588      1,641      4,766       4,922
 Amortization of deferred financing costs on convertible securities             67         71        207         214
                                                                          --------   --------   --------    --------

FUNDS FROM OPERATIONS, DILUTED ....................................       $  4,117   $  4,182   $  8,421    $ 12,517
                                                                          ========   ========   ========    ========

Weighted avarage shares outstanding:
  Basic ...........................................................          5,174      5,171      5,173       5,170
                                                                          ========   ========   ========    ========
  Diluted, assuming conversion of convertible securities ..........          9,283      9,413      9,282       9,412
                                                                          ========   ========   ========    ========


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

Redevelopments

         Phase II of the redevelopment of the Pine Ridge Plaza in Lawrence, Kansas is in process. The Company is finalizing lease negotiations with two national retailers for spaces consisting of 12,000 and 22,000 square feet, respectively. Current plans also call for an additional freestanding building of approximately 23,000 square feet. Construction on the two big box retailers is anticipated to begin in December 2000. Total costs of the Phase II development are estimated to be approximately $3.4 million and are anticipated to be expended over the next twelve to eighteen months. Possible sources of funding for the project include the Company's lines of credit and property specific financing.

         The redevelopment of 24,280 square feet of formerly vacant space at the Company's property in Topeka, Kansas was completed in April 2000. The space was subdivided at a cost of approximately $486,000, including capitalized interest, taxes and leasing commissions, which was funded primarily from the Company's line of credit with Greenwich Capital Markets, Inc. The property, which also includes an 84,000 square foot Kmart store, is now 100 % leased with Harbor Freight Tools leasing 10,380 square feet of the redeveloped space and

Sav-a-Lot leasing the remaining 13,900 square feet.

         In September 2000 the Company completed redevelopment of 24,026 square feet of formerly vacant space in Garden City, KS, under a lease agreement with Westlake Hardware. The 39,797 square foot building was subdivided at a cost of approximately $375,000 including capitalized interest, taxes and leasing commissions, which was funded from available working capital. The remaining space of 15,771 square feet is currently available for lease.

         Capital Expenditures

         The Company incurs capital expenditures in the ordinary course of business in order to maintain its properties. Such capital expenditures typically include roof, parking lot and other structural repairs, some of which are reimbursed by tenants. For the nine months ended September 30, 2000, the Company had incurred approximately $1.1 million of capital expenditures which was funded out of reserves required under the Company's collateralized mortgages and operating cash flows. An additional $100,000 in capital expenditures is anticipated to be incurred by year end 2000 to be funded by these same sources.

         The Company will occasionally provide inducements such as building allowances or space improvements and/or pay leasing commissions to outside brokers in order to procure new tenants or renegotiate expiring leases with current tenants. The total cost of these expenditures in 2000 is estimated to be approximately $657,000 (of which $323,000 had been incurred in the nine months ended September 30, 2000). These expenditures are generally funded by operating cash flows.

         Sources of Capital

         In August 2000, the Company announced the resumption of a Stock Repurchase Plan originally approved in 1995. The Company's Board of Directors authorized the repurchase of up to 250,000 shares of its Common Stock, such purchases to be made in the open market, with the timing dependent upon market conditions and pending corporate events. No shares had been repurchased as of September 30, 2000.

         The Company has in place a plan to repurchase and retire up to $15 million aggregate principal of its 9.5% Subordinated Convertible Debentures ("Debentures") due July 2004. Through September 30, 2000, the Company had repurchased $11.807 million of Debentures under the plan. No Debentures were repurchased during the nine months ended September 30, 2000; however, the Company may make additional purchases in the future as funds become available.

         In June 2000, the Company completed the sale of its property in Manchester, Missouri for $6.8 million. Net proceeds of the sale after repayment of debt of $1.5 million and transaction fees were approximately $5.0 million. The proceeds were used for general corporate purposes, including working capital, and to pay down the outstanding balance on the Company's lines of credit.

         In September 2000, the Company entered into an agreement to sell a portion of its property in Arkansas City, Kansas. The property consists of a vacant parcel of land adjacent to a freestanding retail building. The agreement calls for a contract price of $275,000 and is expected to close in December 2000 once lender approval is obtained and due diligence by the purchaser is completed.

         In September 2000, Meridian Entertainment Group, Inc. ("Meridian"), a tenant at Bricktown Square Shopping Center in Chicago, Illinois, vacated a six screen theater operation in violation of its lease agreement. The lease, which was assigned to Meridian by Plitt Theaters, Inc., ("Plitt") a subsidiary of Loews Cineplex Entertainment Corporation, runs through June 30, 2008. The Company is attempting to negotiate a settlement agreement for current and future lease obligations with Meridian and Plitt, each of which remain primarily liable under the lease. Annual revenues under the lease are approximately $930,000. The company is attempting to find a replacement tenant and/or alternative use for the space. If the company is unable to negotiate a settlement with the tenant or is unable to retenant the space in the short-term, future cash flows may be materially impacted.

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

         The Company's line of credit with Bank One (the "Bank One Line") is a revolving line of credit which expires September 30, 2001. The Bank One Line calls for monthly payments of interest at the Bank's prime rate or 200 basis points over LIBOR, at the Company's option, and is collateralized by the Company's interest in Orchard-14 Shopping Center in Farmington Hills, Michigan. The Company's line of credit with Greenwich Capital Markets, Inc. (the "Greenwich Capital Line") is a revolving line of credit which expires November 2001 and is collateralized by 17 properties owned by the Company's wholly owned subsidiary, Malan Revolver, Inc. The Greenwich Capital Line requires monthly payments of interest only at LIBOR plus 250 basis points. Amounts outstanding as of September 30, 2000 under the Greenwich Capital Line and the Bank One Line were $11.7 million and $3.0 million, respectively, and the maximum available borrowings under each line as of that date were $18.9 million and $3.0 million, respectively.

         Proxy Contest and Related Change in Control Payments

         During 2000, the Company was involved in a proxy contest with its largest shareholder, Kensington Investment Group, Inc. ("Kensington"). At the Company's Annual Meeting on May 10, 2000, Kensington proposed a slate of five Directors to replace the Company's then existing Board of Directors. The Kensington nominees were elected and the new Board was seated on May 18, 2000.

         The Company incurred approximately $860,000 in costs related to the proxy contest including expenditures for attorneys, solicitors, public relations advisors and advertising, printing, transportation and related expenses. This amount includes approximately $470,000 in costs incurred by Kensington and other shareholders which were subsequently approved by the Board of Directors for payment by the Company.

         In accordance with the terms of agreements with its then three executive officers, the replacement of the Board of Directors constituted a "change in control" triggering certain payment obligations to the officers. Included in these obligations were lump sum payments totaling $1.750 million paid to the officers and an accrued liability of $800,000 relating to the Company's future obligation to provide lifetime health insurance benefits to the officers. In August 2000, the Company entered into an employment agreement with one of the officers. As part of the agreement, the officer relinquished his right to the lifetime health insurance and was granted 6,550 shares of the Company's Common Stock. The proxy contest expenses and lump sum payments under the change in control agreements were funded out of operating cash flows and available working capital.

         MANAGEMENT CHANGES

         In July 2000, the Company announced the departure of its President and Chief Executive Officer Anthony S. Gramer. In August 2000, the Company promoted Michael Kaline to President and subsequently announced the appointment of Jeffrey D. Lewis as Chief Executive Officer. Mr. Lewis had previously been elected to the Company's Board of Directors in May 2000.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company has exposure to interest rate risk on certain of its debt obligations and interest rate instruments. Based on the Company's outstanding variable rate debt at September 30, 2000, a one percent increase or decrease in interest rates would decrease or increase, respectively, the Company earnings and cash flows by approximately $147,000 on an annualized basis.

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

        NONE

Item 6:  Exhibits and Reports on Form 8-K

        a) Exhibit Index:

             27      Financial Data Schedule                    Filed with
                                                                this document

             *10(u)  Employment Agreement dated                 Filed with
                     August 10, 2000 by and between             this document
                     the Company and Michael Kaline

             *10(v)  Employment Agreement dated                 Filed with
                     September 26, 2000 by and between          this document
                     the Company and Jeffrey Lewis

             *A management contract or compensatory plan or arrangement required to be filed pursuant to Instruction 2 of 601(b) (10) of Regulation S-K.

        b)  Reports on Form 8-K

            During the three months ended September 30, 2000 there was a report filed on Form 8-K dated July 28, 2000 announcing the departure of Anthony S. Gramer as the Company's President and Chief Executive Officer and the appointment of Vice President Michael K. Kaline to fulfill Mr. Gramers duties until further management appointments are made.

            A report on Form 8-K dated September 14, 2000 was filed on September 28, 2000 announcing the amendment of the Company's Rights Agreement and the appointment of Jeffrey Lewis as Chief Executive Officer.

                          MALAN REALTY INVESTORS, INC.
                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MALAN REALTY INVESTORS, INC.



By: /s/ Jeffrey D. Lewis
   --------------------------------------
         Jeffrey D. Lewis
         Chief Executive Officer




By: /s/ Elliott J. Broderick
    ------------------------------------
         Elliott J. Broderick
         Chief Accounting Officer




Dated: November 10, 2000

                                 Exhibit Index
                                 -------------

Exhibit No.               Description
-----------               -----------
     10(u)                Employment Agreement dated August 10, 2000 by
                          and between the Company and Michael Kaline

     10(v) Employment Agreement dated September 26, 2000 by and between the Company and Jeffery Lewis

     27                   Financial Data Schedule