Form 10-K405
period 2000-12-31
MALAN REALTY INVESTORS INC
filed 2001-03-29
CIK 914735

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number 1-13092

MALAN REALTY INVESTORS, INC.

(Exact name of registrant as specified in charter)

Michigan	38-1841410
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

30200 Telegraph Rd., Ste. 105 Bingham Farms, Michigan	48025
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(248) 644-7110

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, Par Value $0.01 Per Share	New York Stock Exchange
9 1/2% Convertible Subordinated Debentures due 2004	New York Stock Exchange

     Indicate by check mark whether the Registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.       Yes        No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K:

     The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $44,136,083 (computed on the basis of $9.97 per share), which was the last sale price on the New York Stock Exchange on February 28, 2001. (For this computation, the Registrant has excluded the market value of all shares of its Common Stock reported as beneficially owned by executive officers and directors of the Registrant; such exclusion shall not be deemed to constitute admission that any such person is an “affiliate” of the Registrant.)

     As of February 28, 2001, 5,169,470 shares of Common Stock, Par Value $0.01 Per Share, and $42,743,000 aggregate principal 9 1/2% Convertible Subordinated Debentures due 2004, were outstanding.

LIST OF DOCUMENTS INCORPORATED BY REFERENCE

     Part III of this Form 10-K incorporates by reference information from the Registrant’s definitive proxy statement for the annual shareholders’ meeting to be held in 2001, which is to be filed with the Securities and Exchange Commission within 120 days of the close of Registrant’s fiscal year.

PART I

Item 1.  Business

      Malan Realty Investors, Inc. (the “Company”) is a self-administered and self-managed real estate investment trust (“REIT”) engaged in the ownership, management, leasing, acquisition, development and redevelopment of commercial retail properties. The Company’s operating units are comprised of approximately 64 community shopping centers, free standing retail stores and theater complexes. All financial results are aggregated into one operating segment since the properties have similar economic characteristics. The Company also manages properties owned by unrelated third parties on a limited basis.

      From 1994 to 2000, the Company maintained a strategy of reducing the Kmart concentration of its portfolio by acquiring shopping centers anchored by national retailers other than Kmart. Acquisitions subsequent to the Company’s 1994 initial public offering (“IPO”) include five community shopping centers anchored by Wal-Mart Corporation (“Wal-Mart”), thirteen community shopping centers shadow-anchored by Wal-Mart, three community shopping centers having other national retailers as the major tenant, and a 12-plex cinema complex leased and operated by a major national motion picture company. In addition, two of the Company’s properties previously anchored by Kmart were developed into multiplex cinema complexes operated by Cinemark USA, one of the nation’s leading theater operators.

      At the time of the IPO, Kmart represented 60.1% of the Company’s rental income and 77.5% of the gross leaseable area within the Company’s portfolio. In 2000, approximately 27.2% of the Company’s total revenues were derived from Kmart and at December 31, 2000, 50.2% of its gross leaseable area was leased to Kmart. Wal-Mart accounted for approximately 5.5% of the Company’s total revenues in 2000 and approximately 7.8% of its gross leaseable area at December 31, 2000. The Company’s total gross leaseable area has grown from approximately 4.7 million square feet at the time of the IPO to approximately 5.9 million currently.

      In March 2001, the Company’s board of directors adopted a new strategic plan. This plan is the culmination of a reassessment of the Company’s focus following a change in the Company’s board of directors and senior management in May 2000. The new strategic plan includes a restructuring of the Company’s debt (see “Sources of Capital” under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”). The Company also plans to begin selling mature and non-strategic assets. Sale proceeds will be invested in the best investment opportunities available within the constraints of the Company’s debt, including stock repurchases, retirement of debt, redevelopment and repositioning of existing assets, and strategic investment in new real estate. The Company may use joint venture partners with development capabilities to assist in accessing capital and to provide local expertise.

      Objectives of the Company include maximizing growth and enhancing the value of its portfolio through effective operating, acquisition, development and financing strategies and management policies. The Company believes that attractive opportunities exist to increase rental revenues through effective leasing and management of the properties in its portfolio. The Company has entered into formal listing agreements with local real estate brokers for every vacancy.

      The Company’s primary target area has historically been the Midwestern United States; however, management is aware that attractive opportunities may exist outside of this geographic area and the Company may pursue such opportunities if management believes they will enhance overall shareholder value. In addition, certain of the properties owned by the Company have parcels of undeveloped land, which are available for future development. The Company will also pursue certain expansion opportunities available within the current portfolio.

      The Company is taxed as a REIT under Section 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”). As a REIT, the Company generally is not subject to federal income taxes to the extent it distributes at least 95% (90% for tax years subsequent to 2000) of its real estate investment trust taxable income (as defined in the Code) to its shareholders.

      The Company presently has 22 full-time employees and believes that its relationship with its employees is good.

Item 2.  Properties

	Ownership			Gross	Percent
	Interest	Year		Leasable	Leased	Anchor Tenants
	(Expiration	Developed/	Land Area	Area (GLA)	of	(Lease Expiration/
Property	Incl. Options)	Renovated	(acres)	(sq. ft.)(A)	GLA	Option Expiration)

ILLINOIS(16)
Bricktown Square, Chicago, IL	Fee	1987/1989	26.00	306,009	82%	Toys “R” Us (2013/2038) Kids “R” Us (2014/2039) Marshall’s (2005/2015) Sportmart (2003/2018) Frank’s Nursery (2009/2029)
Wal-Mart Plaza, Champaign, IL	Fee	1994	1.00	11,458	100%	Wal-Mart(B)/Sam’s Club(B)
Kmart Chicago, IL	Fee	1977	8.51	96,268	100%	Kmart (2011/2061)
Wal-Mart Plaza, Decatur, IL	Fee	1992/1999	5.95	45,114	97%	Wal-Mart(B)
Fairview Heights, IL	Ground Lease (2051)	1976/1992	12.65	96,268	100%	Kmart (2001/2051)(C)
Kmart Franklin Park, IL	Fee	1975	9.84	96,268	100%	Kmart (2011/2061)
Wal-Mart Plaza, Jacksonville, IL	Fee	1995	6.89	52,726	84%	Wal-Mart(B)/Country Market(B)
Kmart Lansing, IL	Fee	1976/1992	10.48	96,268	100%	Kmart (2011/2061)
Lincoln, IL	Fee	1975/1999	4.86	39,797	100%	Staples (2009)
Kmart Loves Park, IL	Ground Lease (2026)	1971/1991	12.50	106,084	100%	Kmart (2011/2026)
Cinemark Theatre, Melrose Park, IL	Ground Lease (2048)	1973/2000	10.90	69,313	100%	Cinemark USA (2019/2034)
Kmart New Lenox, IL	Fee	1977	8.72	88,580	100%	Kmart (2011/2061)
Tinseltown 17, North Aurora, IL	Fee	1967/1998	11.36	65,416	100%	Cinemark USA (2018/2033)
Kmart Rockford, IL	Fee	1971/1991	10.70	110,471	100%	Kmart (2011/2061)
Sherwood Plaza, Springfield, IL	Fee	1975/1991	13.85	124,885	96%	Kmart (2011/2061)
Woodriver Plaza, Woodriver, IL	Fee	1987	19.40	147,470	100%	Wal-Mart (2007/2037)

INDIANA(8)
Cedar Square, Crawfordsville, IN	Fee	1991/1996	11.32	25,750	94%	Wal-Mart(B)
Clifty Crossing, Columbus, IN	Fee	1989	19.90	190,919	96%	Wal-Mart (2009/2039) Jay C Foods (2009/2034)
Wal-Mart Plaza, Decatur, IN	Fee	1994/1997	5.80	36,300	97%	Wal-Mart(B)
Wal-Mart Plaza, Huntington, IN	Fee	1995	1.00	12,485	100%	Wal-Mart(B)
Broadway Center, Merrillville, IN	Fee	1974/1997	19.89	177,692	94%	Kmart (2011/2061)
Flatrock Village, Rushville, IN	Fee	1988	14.00	73,608	96%	Wal-Mart (2008/2038)
Kmart Valparaiso, IN	Ground Lease (2050)	1974/1990	9.61	93,592	100%	Kmart (2011/2050)
Cherry Tree Plaza, Washington, IN	Fee	1988	20.60	143,682	100%	Wal-Mart (2008/2038) Jay C Foods (2008/2033)

KANSAS(14)
Ace Hardware, Arkansas City, KS	Fee	1976/1999	4.41	39,797	56%	Westlake Hardware (2009/2019)
Wal-Mart Plaza, Chanute, KS	Fee	1995	1.00	15,447	84%	Wal-Mart(B)
Wal-Mart Plaza, El Dorado, KS	Fee	1996	1.70	20,000	72%	Wal-Mart(B)
Big Lots, Emporia, KS	Fee	1976	6.55	39,797	100%	Big Lots (2002/2012)
Ace Hardware, Garden City, KS	Fee	1977/2000	5.60	39,797	60%	Westlake Hardware (2010/2020)
Great Bend, KS	Fee	1977	5.41	55,552	0%
Orscheln Farm Supply, Hays, KS	Fee	1977	4.96	40,050	100%	Orscheln Farm Supply (2004/2014)
Food 4 Less, Independence, KS	Fee	1976/1990	4.12	39,797	100%	Food 4 Less (2001/2026)
Pine Ridge Plaza Lawrence, KS	Fee	1974/1989	31.57	193,033	100%	Kmart (2018/2068) Kohl’s (2019/2055)
Southwind Theater, Lawrence, KS	Fee	1997	7.89	42,497	100%	Hollywood Theaters (2017/2027)
Standard Supply, Liberal, KS	Fee	1977	4.57	40,279	100%	Standard Supply (2003/2013)
Kmart Salina, KS	Fee	1978	16.00	87,406	100%	Kmart (2011/2061)
Kmart Topeka, KS	Fee	1974/2000	13.93	108,960	100%	Kmart (2011/2049)
South City Center, Wichita, KS	Fee	1976	13.74	130,380	73%	Kmart (2011/2061)

MARYLAND(1)
Kmart Forestville, MD	Fee	1979	8.00	84,180	100%	Kmart (2011/2061)

	Ownership			Gross	Percent
	Interest	Year		Leasable	Leased	Anchor Tenants
	(Expiration	Developed/	Land Area	Area (GLA)	of	(Lease Expiration/
Property	Incl. Options)	Renovated	(acres)	(sq. ft.)(A)	GLA	Option Expiration)

MICHIGAN(7)(D)
Wal-Mart Plaza, Benton Harbor, MI	Fee	1995	1.30	14,280	92%	Wal-Mart(B)/Lowe’s(B)
Orchard-14, Farmington Hills, MI	Fee	1973	11.49	139,670	85%	Kmart (2011/2061)
Clinton Pointe Shopping Center, Clinton Township, MI	Fee	1992	11.72	135,330	97%	Office Max (2007/2017) Sports Authority (2017/2067) Target(B)
The Shops at Fairlane Meadows, Dearborn, MI	Fee	1987	17.73	137,508	92%	Best Buy (2009/2024) Kids “R” Us (2003/2018) Target(B) Mervyn’s(B)
Wal-Mart Plaza, Owosso, MI	Fee	1993/1996	10.00	62,379	96%	Wal-Mart(B)
Wal-Mart Plaza, Sturgis, MI	Fee	1994	1.00	12,000	100%	Wal-Mart(B)
Westland Shopping Center, Westland, MI	Fee	1996	6.99	85,000	78%	Dick’s Sporting Goods (2011/2026)

MINNESOTA(1)
Wal-Mart Plaza, Little Falls, MN	Fee	1996	1.00	12,456	100%	Wal-Mart(B)

MISSOURI(4)
Kmart Cape Girardeau, MO	Fee	1974/1991	5.68	79,856	100%	Kmart (2011/2061)
Kmart Jefferson City, MO	Fee	1973/1991	9.76	124,798	100%	Kmart (2011/2061)
Prairie View Plaza, Kansas City, MO	Ground Lease (2050)	1975/1992	3.24	104,440	99%	Kmart (2011/2050)
Kmart Plaza, Springfield, MO	Fee	1978/1991	7.41	98,878	98%	Kmart (2011/2061)

OHIO(2)
Wal-Mart Plaza, Mansfield, OH	Fee	1993/1998	3.90	55,316	90%	Wal-Mart(B)
Shannon Station, Van Wert, OH	Fee	1989	20.20	145,607	99%	Wal-Mart (2009/2039) Roundy’s (2010/2030)

WISCONSIN(11)
Kmart Plaza, Ft. Atkinson, WI	Fee	1979	8.90	88,608	69%	Kmart (2004/2054)
Kmart Green Bay, WI	Fee	1974/1992	11.59	118,988	100%	Kmart (2004/2049)
Country Fair Shopping Center, Hales Corners, WI	Fee	1960/1991	10.50	152,166	99%	Kmart (2011/2061)
Kmart Janesville, WI	Fee	1968/1991	13.78	104,000	100%	Kmart (2003/2038)
Kmart Plaza, Kenosha, WI	Fee	1973/1994	9.95	119,726	100%	Kmart (2011/2061)
Westland Plaza, Madison, WI	Fee	1978/1992	12.40	122,534	88%	Kmart (2002/2053)
Kmart Madison, WI	Fee	1968/1991	12.53	106,058	100%	Kmart (2002/2042)
Northway Mall, Marshfield, WI	Ground Lease (2022)	1978/1994	21.63	287,267	99%	Kmart (2011/2022) JC Penney (2004/2019) Younkers (2004/2019)
Kmart Milwaukee, WI	Fee	1971	11.23	117,791	100%	Kmart (2011/2061)
Kmart Oshkosh, WI	Fee	1968/1992	10.00	104,000	100%	Kmart (2003/2038)
Kmart Stevens Point, WI	Fee	1972/1990	8.00	109,197	80%	Kmart (2011/2061)

TOTAL				5,921,248

(A)	Includes only Company owned square footage.

(B)	These stores and the underlying pads are owned and managed by third parties not related to the Company.

(C)	Kmart subleases this property to Hobby Lobby.

(D)	In addition to the operating properties listed, the Company leases approximately 6,200 square feet of office space for its headquarters in Bingham Farms, Michigan.

Tenant Lease Expirations and Renewals

      The following table shows tenant lease expirations for the next ten years at the Company’s properties, assuming that none of the tenants exercise any of their renewal options:

					Percentage of	Percentage of
					Total Leased	Total Base
			Annualized	Average Base	Sq. Footage	Rental Revenues
	No. of	Approximate	Base Rent	Rent Per Sq. Foot	Represented	Represented
Expiration	Leases	Lease Area in	Under Expiring	Under Expiring	by Expiring	by Expiring
Year	Expiring	Square Feet	Leases	Leases	Leases	Leases

		(in thousands)	(in thousands)

2001	36	247	$1,506	$6.10	4.4%	5.3%

2002	72	232	2,033	8.76	4.2	7.1

2003	75	693	3,426	4.94	12.5	12.0

2004	64	496	2,939	5.93	8.9	10.3

2005	28	136	1,430	10.51	2.4	5.0

2006 and thereafter	68	1,236	6,261	5.07	22.2	22.0

TOTAL	343	3,040	$17,595	$5.79	54.6%	61.7%

Item 3.  Legal Proceedings

      In the ordinary course of business, the Company is involved in routine litigation, none of which is expected to have a material adverse effect on the Company. The Company also is currently involved in a lawsuit filed in Oakland County, Michigan Circuit Court on November 13, 2000 against the Company by Anthony S. Gramer, its former President and Chief Executive Officer. The lawsuit seeks in excess of $1 million for breach of a written contract of employment. The Company believes this lawsuit is without merit and intends to defend itself vigorously against this legal action.

Item 4.  Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5.  Market for Registrant’s Common Stock and Related Stockholder Matters

      The Company’s common stock is listed on the New York Stock Exchange under the symbol “MAL”. As of February 28, 2001 the Company had approximately 160 shareholders of record. The following table sets forth, for the periods indicated, the high and low sales price as reported on the New York Stock Exchange, the dividends declared and paid by the Company per common share for each such period, and the income tax treatment of such distributions:

				Ordinary	Return	Capital	Unrecap.
				Taxable	of	Gain	Sec 1250
1999	High	Low	Dividends	Dividends	Dividend	Distribution	Gain

First Quarter	$15.88	$13.50	$0.425	32.6%	54.0%	12.1%	1.3%

Second Quarter	$15.88	$13.88	0.425	32.6	54.0	12.1	1.3

Third Quarter	$15.50	$12.63	0.425	32.6	54.0	12.1	1.3

Fourth Quarter	$14.13	$12.00	0.425	32.6	54.0	12.1	1.3

			$1.70

2000

First Quarter	$13.44	$11.88	$0.425	—%	83.8%	16.2%	—%

Second Quarter	$14.13	$13.94	0.425	—	83.8	16.2	—

Third Quarter	$13.00	$12.81	0.425	—	83.8	16.2	—

Fourth Quarter	$12.88	$10.63	0.425	—	83.8	16.2	—

			$1.70

      The Company has paid regular quarterly distributions to its shareholders of $.425 per share ($1.70 per share on an annualized basis) on the Common Stock since the completion of the IPO. The Company intends to continue to declare quarterly distributions to its shareholders. However, distributions by the Company are determined by the Board of Directors and will depend on the Company’s actual results of operations, cash flows from operations, economic conditions and other factors, such as debt service requirements, cash requirements, including the repayment or refinancing of indebtedness, capital expenditure requirements, including improvements to and expansions of existing properties, the development of additional properties, and such other factors as the Board of Directors deems relevant.

      In March 2001, the Company announced as part of its new strategic plan that for periods subsequent to the first quarter 2001, it intends to declare distributions equal to approximately two-thirds of cash available for distribution (“CAD”). The Company defines CAD as funds from operations (“FFO”) as defined by the National Association of Real Estate Investment Trusts (NAREIT) plus non-cash expenses not added back to net income in calculating FFO, less recurring capital expenditures and payments of mortgage principal amortization. The Company estimates that future distributions will be paid quarterly at an annual rate of approximately $1.00 per share. Subsequent dividends may also include amounts required to be paid to shareholders as a result of capital gains from the sale of assets pursuant to the Company’s new strategic plan. The board expects to review the dividend policy at least annually.

Item 6.  Selected Financial Data

     The following table sets forth selected financial information for the Company on a historical basis and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and all of the financial statements and notes thereto included elsewhere in this Form 10-K.

SELECTED FINANCIAL DATA

	Year Ended December 31,

	2000	1999	1998	1997	1996

	(In thousands, except per share data)

OPERATING DATA
Revenues

Rental income	$29,430	$30,662	$28,084	$24,092	$23,836

Percentage and overage rents	1,531	1,307	1,215	1,177	1,164

Recoveries from tenants	10,222	10,688	9,954	9,271	9,340

Interest and other income	661	615	311	443	623

Gain on sale of real estate	3,158	1,602

Total revenues	45,002	44,874	39,564	34,983	34,963
Operating expenses

Property operating and maintenance	3,215	3,115	2,876	2,867	2,769

Other operating expenses	2,151	1,752	1,615	1,493	1,481

Real estate taxes	8,409	8,612	8,134	7,891	7,715

General and administrative	2,156	2,024	2,068	1,545	1,664

Proxy contest and related costs	3,200

Depreciation and amortization	6,795	6,368	5,633	5,068	4,920

Impairment of real estate	190		431

Total operating expenses	26,116	21,871	20,757	18,864	18,549

Operating income	18,886	23,003	18,807	16,119	16,414

Interest expense	17,962	17,550	16,770	15,576	15,815

Income before extraordinary item and cumulative effect of change in accounting principle	924	5,453	2,037	543	599
Extraordinary item

Loss on extinguishment of debt	(93)	(289)	(191)

Income before cumulative effect of change in accounting principle	831	5,164	1,846	543	599

Cumulative effect of change in accounting principle		(522)

Net income	$831	$4,642	$1,846	$543	$599

Basic and diluted earnings per share	$0.16	$0.90	$0.41	$0.15	$0.17

Weighted-average basic shares	5,173	5,170	4,507	3,546	3,464

Weighted-average diluted shares(1)	5,180	5,170	4,524	3,591	3,475

PRO FORMA DATA(3)

Pro forma amount assuming the change in accounting method for percentage rent revenue is applied retroactively:

Income before extraordinary item		$5,453	$1,970	$475	$659

Basic and diluted earnings per share before extraordinary item		$1.05	$0.44	$0.13	$0.19

Net income		$5,164	$1,779	$475	$659

Basic and diluted earnings per share		$1.00	$0.39	$0.13	$0.19

CASH FLOW DATA

Cash provided by operating activities	$5,217	$10,872	$10,069	$5,149	$7,117

Cash provided by (used) for investing activities	4,373	(4,623)	(40,627)	(8,216)	(2,162)

Cash provided by (used for) financing activities	(10,626)	(7,290)	31,739	(2,182)	(7,084)

Net increase (decrease) in cash and cash equivalents	$(1,036)	$(1,041)	$1,181	$(5,249)	$(2,129)

OTHER DATA
Funds from operations(2)

Basic	$4,747	$10,214	$8,094	$5,581	$5,467

Diluted	$11,379	$17,017	$15,697	$13,846	$13,937

Cash distributions declared per basic common share	$1.70	$1.70	$1.70	$1.70	$1.70

Total gross leasable area at period end	5,921	6,038	6,209	5,653	5,707

BALANCE SHEET DATA

Real estate, before accumulated depreciation	$233,546	$267,117	$261,783	$215,785	$207,590

Total assets	243,983	253,480	256,837	216,138	217,852

Mortgage indebtedness	125,011	126,601	122,279	88,585	83,643

Convertible debentures	42,743	42,743	44,925	56,680	61,285

Convertible notes	27,000	27,000	27,000	27,000	27,000

Shareholders’ equity	39,084	47,141	51,237	33,942	34,993

(1)	In accordance with Statement of Financial Accounting Standards, No. 128, “Earnings per Share”, conversion of all of the debt securities would be antidilutive and as such are not included in the weighted average diluted shares reported above.

(2)	Management considers funds from operations (“FFO”) to be a standard measure of performance of an equity real estate investment trust. The Company calculates FFO as net income or (loss) excluding gains and losses from sales of operating property, further adjusted for certain non-cash items including depreciation and amortization of real estate assets and including items from nonrecurring events except for those that are defined as extraordinary items under generally accepted accounting principles. It is the opinion of management that reduction for or inclusion of these items is not meaningful in evaluating income- producing real estate which, in general, has historically not depreciated. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs, including distributions. FFO should not be considered as an alternative to net income as an indicator of the Company’s operating performance or as an alternative to cash flow as a measure of liquidity or the ability to pay distributions but rather as a supplemental tool to be used in conjunction with these factors in analyzing the Company’s overall performance. See “Funds From Operations” in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Diluted FFO assumes the conversion of all debt securities.

(3)	In 1999, the Company changed its method of accounting for percentage rental revenue in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.” See Note 9 in the accompanying financial statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

      The following discussion should be read in conjunction with the “Selected Financial Data” and the Company’s consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K.

Results of Operations

Comparison of Year Ended December 31, 2000 to Year Ended December 31, 1999

      Total revenue increased $128,000 from 1999. Minimum rents and recoveries from tenants decreased $1.698 million primarily due to sales of properties in 1999 and 2000 and lease termination agreements executed with four tenants in late 1999 and early 2000. Percentage rent increased approximately $224,000 from 1999 primarily due to a settlement of additional percentage rents from prior years and an overall increase in percentage rents from the Company’s anchor tenants. Interest and other income increased approximately $46,000 primarily from the receipt of nonrecurring lease termination fees from two tenants in 2000. Net gains on sales of properties increased $1.556 million over 1999. The total gross leaseable area (“GLA”) of the Company decreased from approximately 6.034 million square feet at December 31, 1999 to approximately 5.921 million square feet at December 31, 2000 due to the sale of a property in 2000. The percentage of GLA leased at December 31, 2000 decreased to 94% from 95% at December 31, 1999.

      Total operating expenses increased $4.245 million from 1999 primarily due to proxy contest and related costs totaling $3.2 million, discussed further below. Property operating and maintenance expense increased $100,000 primarily due to extraordinary snow removal costs incurred in December 2000. Other operating expenses increased $399,000 primarily due to an increase in bad debt expense to provide for the potential uncollectibility of past due rents from a former theater tenant at Bricktown Square. General and administrative costs increased $132,000 primarily due to legal and professional fees incurred in connection with the Company’s strategic operational review of the Company performed in early 2000. Depreciation and amortization increased $427,000 primarily due to capital improvements and redevelopments that were completed in 1999 and 2000 offset by decreases attributable to property sales. Real estate taxes decreased approximately $203,000 due to the sale of a property in Manchester, Missouri in June 2000. In 2000, the Company recorded a loss on impairment of real estate of approximately $190,000 due to the reduction of the Company’s carrying value of its interest in its property in Great Bend, Kansas to its net realizable value in accordance with Statement of Financial Accounting Standards (SFAS) No. 121.

      Interest expense (including related amortization of deferred financing costs) increased approximately $412,000 due to increases in interest rates on the Company’s lines of credit in 2000 and additional borrowings. Interest capitalized on redevelopment projects in 2000 was $32,000 compared to $161,000 in 1999.

      The Company recorded a loss on early extinguishment of debt in 2000 of $93,000 related to the repayment of debt in connection with the sale of property in Manchester, Missouri. In 1999, the Company recorded a net extraordinary loss of $289,000 on the early extinguishment of debt in connection with the repayment of a portion of the Company’s Securitized Mortgage Loan and repurchases of its 9 1/2 percent Subordinated Convertible Debentures due 2004 (“Debentures”).

      In 1999, the Company elected to apply the provisions of SEC Staff Accounting Bulletin No. 101, which addresses the proper recognition of certain revenue items including contingent (percentage) rents. The cumulative effect of the change in accounting principle was a reduction in percentage rental revenue of $522,000 as of January 1, 1999.

      Overall, net income decreased approximately $3.811 million in 2000 primarily as a result of nonrecurring items related to costs associated with a proxy contest and related payments offset, in part, by an increase in gains on property sales and reductions in losses on extinguishment of debt and the cumulative effect of a change in accounting principle.

Comparison of Year Ended December 31, 1999 to Year Ended December 31, 1998

      Total revenues increased $5.310 million from 1998. Approximately $1.602 million of the increase resulted from a gain of $1.751 million on the sale of a freestanding Kmart retail building located in Colma, California in March 1999 offset by a loss of $149,000 incurred on the sale of property in Gary, Indiana in August 1999. Minimum rents and recoveries from tenants increased $3.312 million resulting primarily from the Company’s acquisitions of a 12 shopping center portfolio in May 1998 and the Wal-Mart Plaza in Decatur, Illinois in March 1999 and the completion of redevelopments at Melrose Park, Illinois in March 1999, North Aurora, Illinois in November 1998 and Lawrence, Kansas in October 1998. Percentage rent increased approximately $92,000 from 1998 primarily due to overall increases in percentage rents from the Company’s anchor tenants, offset by a decrease resulting from a change in the method in which the Company accounts for these revenues. Interest and other income increased approximately $304,000 primarily from the receipt of nonrecurring lease termination fees from two tenants in 1999. The total GLA of the Company decreased to approximately 6.034 million square feet at December 31, 1999 due to the sale of two properties. The percentage of GLA leased at December 31, 1999 remained the same as December 31, 1998 at 95%.

      Total operating expenses increased $1.114 million from 1998. Property operating and maintenance expense, other operating expenses, real estate taxes and depreciation and amortization increased $239,000, $137,000, $478,000 and $735,000, respectively, primarily due to the acquisitions and redevelopments discussed above. General and administrative expense decreased $44,000, primarily due to decreased compensation expense offset by an increase in state franchise and income taxes due to the acquisitions referred to above. In 1998, the Company recorded an impairment of real estate of approximately $431,000 due to the write down of its interest in the Gary, Indiana asset to its net realizable value in accordance with SFAS No. 121. No impairments of real estate were recorded in 1999.

      Interest expense (including related amortization of deferred financing costs) increased approximately $780,000 due to increased debt levels from borrowing on the Company’s lines of credit, long-term financing related to the acquisitions of properties and amortization of deferred financing costs on such borrowings. Interest capitalized on redevelopment projects in 1999 was $161,000 compared to $447,000 in 1998.

      The Company recorded a net extraordinary loss of approximately $289,000 on the early extinguishment of debt in 1999 in connection with the repayment of a portion of the Company’s Securitized Mortgage Loan and repurchases of Debentures. In 1998, the Company recorded a loss of $191,000 on Debenture repurchases.

      In the fourth quarter 1999, the Company changed its method of accounting for percentage rental revenue, effective January 1, 1999, in accordance with the U.S. Securities and Exchange Commission Staff Accounting Bulletin No. 101. The cumulative effect of such change as of January 1, 1999 was to decrease revenues by $522,000 and this charge was recorded in 1999.

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

Impact of Recently Adopted Accounting Standards

      In December 1999, the SEC issued SAB No. 101 — Revenue Recognition in Financial Statements which addresses the proper recognition of certain revenue items including contingent (percentage) rents. Certain of the Company’s leases contain provisions whereby additional rent is due from a tenant once the tenant has achieved a certain sales level i.e. contingent rental. Under SAB 101, a lessor should not recognize contingent rental income until the changes in the factors on which the contingent payments are based actually occur. The Company had previously recorded accrued percentage rental income as lessee’s specified sales targets were met or achievement of the sales target was probable.

      The Company elected to adopt the provisions of SAB No. 101 in the fourth quarter 1999, effective January 1, 1999. The cumulative effect of such adoption was a reduction in percentage rental revenue of approximately $522,000 as of January 1, 1999. The 1999 financial information has been restated to conform with provisions of SAB 101.

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS 133, as amended, requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the value of those derivatives would be accounted for depending on the use of the derivatives and whether they qualify for hedge accounting, SFAS 133 is effective for fiscal years beginning after June 15, 2000. The Company’s derivatives consist of interest rate cap agreements which the Company purchased to reduce its exposure to increases in rates on its floating rate debt. The Company expects that the primary impact of its adoption of SFAS 133 will be the timing of the recognition in income of the costs of these agreements. This may cause earnings volatility as the value of these agreements may change from period to period. The cumulative effect of the adjustment as of January 1, 2001 was a reduction in net income of $450,000.

Funds From Operations

      Management considers Funds From Operations (“FFO”) to be a standard measure of performance of an equity real estate investment trust. The Company uses the method of calculating FFO prescribed by the October 1999 White Paper issued by the National Association of Real Estate Investment Trusts (NAREIT) which utilizes net income or loss excluding gains and losses from sales of depreciable operating property, further adjusted for certain non-cash items including depreciation and amortization of real estate assets and including items from nonrecurring events except for those that are defined as extraordinary items under generally accepted accounting principles. It is the opinion of management that reduction for, or inclusion of these items, is not meaningful in evaluating income-producing real estate, which, in general, has historically not depreciated.

      FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs, including distributions. FFO should not be considered as an alternative to net income as an indicator of the Company’s operating performance or as an alternative to cash flow as a measure of liquidity or the ability to pay distributions but rather, as a supplemental tool to be used in conjunction with these factors in analyzing the Company’s overall performance.

      The Company reports FFO on both a basic and diluted basis. The diluted basis assumes the conversion of the Company’s convertible debentures and convertible notes into shares of common stock as well as other common stock equivalents including those which are antidilutive to earnings per share.

      The following table shows the components that comprise the Company’s FFO for each of the three years ended December 31, 2000.

	Year Ended December 31,

	2000	1999	1998

	(In thousands)

Net income	$831	$4,642	$1,846

Depreciation of buildings and improvements	6,255	6,044	5,399

Amortization of tenant allowances and improvements	365	173	113

Amortization of leasing costs	171	146	114

Gain on sale of real estate	(3,158)	(1,602)

Impairment of real estate	190		431

Loss on extinguishment of debt	93	289	191

Cumulative effect of change in accounting principle		522

Funds From Operations, Basic	4,747	10,214	8,094

Interest expense on convertible securities	6,356	6,520	7,287

Amortization of deferred financing costs on convertible securities	276	283	316

Funds From Operations, Diluted	$11,379	$17,017	$15,697

Weighted average shares outstanding:

Basic	5,173	5,170	4,507

Diluted	5,180	5,170	4,524

Diluted, assuming conversion of convertible securities	9,283	9,372	9,206

Liquidity and Capital Resources

      Cash flow from operations is the principal source of capital to fund the Company’s ongoing operations. Current efforts to increase cash flow have centered on additional acquisitions of properties, redevelopment opportunities at certain of the Company’s existing properties and disposition of noncore assets.

Acquisitions

      In February 2000, the Company completed the acquisition of a ground lease interest in a portion of its property in Topeka, Kansas. Total cost of the acquisition was $544,000, which was funded out of proceeds from the Company’s lines of credit. As a result of the acquisition, the Company now owns the fee interest in the entire property.

Redevelopments

      Phase II of the redevelopment of the Pine Ridge Plaza in Lawrence, Kansas is in process. The Company has entered into lease agreements with Old Navy and Famous Footwear for spaces consisting of 22,000 and 12,000 square feet, respectively.

      Current plans also call for an additional freestanding building of 23,500 square feet which is anticipated to be subdivided into spaces ranging from 2,500 to 5,000 square feet each. Construction on the project began in December 2000 and is anticipated to be completed by the end of 2001. Total costs of the Phase II development are estimated to be approximately $3.5 million and are being funded through the Company’s lines of credit.

      In March 2001, the Company obtained city approval to redevelop up to 90 acres of property in Farmington Hills, Michigan, contiguous to and inclusive of the Company’s existing 12 acre Orchard-14 Shopping Center, under a Planned Unit Development agreement with the city. The Company intends to acquire and redevelop portions of the 90 acres of property in phases through a joint venture agreement with Grand/ Sakwa Acquisitions, LLC a high quality, well-established local developer. While the entire scope of the project and the joint venture agreement is yet to be determined, the total costs of the project could be as much as $70 million and are anticipated to be expended over the next several years. It is anticipated that the Company’s share of the cost would be up to 50% and would be funded through draws on the Company’s lines of credit and project specific financing. The Company’s share of costs of the project over the next twelve months could total up to $14 million.

      The redevelopment of 24,280 square feet of formerly vacant space at the Company’s property in Topeka, Kansas was completed in April 2000. The space was subdivided at a cost of approximately $486,000, including capitalized interest, taxes and leasing commissions, which was funded primarily from the Company’s line of credit with Greenwich Capital Markets, Inc. The property, which also includes an 84,000 square foot Kmart store, is now 100% leased with Harbor Freight Tools leasing 10,380 square feet of the redeveloped space and Sav-a-Lot leasing the remaining 13,900 square feet.

      In September 2000 the Company completed redevelopment of 24,026 square feet of formerly vacant space in Garden City, Kansas, under a lease agreement with Westlake Hardware. The 39,797 square foot building was subdivided at a cost of approximately $375,000 including capitalized interest, taxes and leasing commissions, which was funded from available working capital. The remaining space of 15,771 square feet is currently available for lease.

Capital Expenditures

      The Company incurs capital expenditures in the ordinary course of business in order to maintain its properties. Such capital expenditures typically include roof, parking lot and other structural repairs, some of which are reimbursed by tenants. In 2000, the Company incurred approximately $1.3 million of capital expenditures which was funded out of reserves required under the Company’s collateralized mortgages and operating cash flows. Approximately, $734,000 is anticipated to be incurred in 2001 for capital expenditures, also to be funded from similar sources.

      The Company will occasionally provide inducements such as building allowances or space improvements and/or pay leasing commissions to outside brokers in order to procure new tenants or renegotiate expiring leases with current tenants. The total cost of these expenditures in 2000, excluding costs associated with the redevelopment projects discussed above, was $685,000. These expenditures are generally funded by operating cash flows. In 2001, the Company anticipates spending approximately $1.92 million on such expenditures.

Sources of Capital

      In August 2000, the Company announced the resumption of a Stock Repurchase Plan originally approved in 1995. The Company’s Board of Directors authorized the repurchase of up to 250,000 shares of its Common Stock, such purchases to be made in the open market or in privately negotiated transactions, with the timing dependent upon market conditions, pending corporate events and availability of funds. In December 2000, the Company repurchased 11,300 shares at an average cost of $10.22 per share. In March 2001 the Board of Directors increased the repurchase program to 500,000 shares.

      The Company has outstanding as of December 31, 2000 and 1999 $42.743 million of Debentures and $27 million of Convertible Notes, which are convertible into shares of Common Stock at a price of $17.00 per share. The Debentures carry a rating of B3 from Moody’s Investors Services, Inc. The Company has in place a plan to repurchase and retire up to $15 million aggregate principal of Debentures. Through December 31, 2000, the Company had repurchased $11.807 million of Debentures under the plan. No Debentures were repurchased during the twelve months ended December 31, 2000; however, the Company may make additional purchases in the future as funds become available.

      In June 2000, the Company completed the sale of its property in Manchester, Missouri for $6.8 million. Net proceeds of the sale after repayment of debt of $1.5 million and transaction fees were approximately $5.0 million. The proceeds were used for general corporate purposes, including working capital, and to pay down the outstanding balance on the Company’s lines of credit.

      In September 2000, the Company entered into an agreement to sell a portion of its property in Arkansas City, Kansas. The property consists of a vacant parcel of land adjacent to a freestanding retail building. The agreement calls for a contract price of $275,000 and is expected to close in the second quarter of 2001 once lender approval is obtained and due diligence by the purchaser is completed.

      In February 2001, the Company entered into an agreement to sell its freestanding building in Liberal, Kansas to the existing tenant. The agreement calls for a contract price of $420,000 and is expected to close in the second quarter of 2001 once lender approval is obtained and due diligence by the purchaser is completed.

      The Company anticipates that its cash flow from operations will be sufficient to fund its cash needs for payment of expenses and capital expenditures (other than acquisitions and redevelopments). The Company will evaluate its short and long term cash needs on an ongoing basis and may adjust its current distribution policy to reflect its needs. In March 2001, the Company announced a reduction in its anticipated annualized dividend from $1.70 to $1.00 per share for periods subsequent to first quarter 2001. The Company currently has two lines of credit available for temporary working capital needs and intends to enter into other secured and unsecured financing agreements in the future as the need arises.

      The Company’s line of credit with Bank One (the “Bank One Line”) is a revolving line of credit which expires September 30, 2001. The Bank One Line calls for monthly payments of interest at the Bank’s prime rate or 200 basis points over LIBOR, at the Company’s option, and is collateralized by the Company’s interest in Orchard-14 Shopping Center in Farmington Hills, Michigan. The Company’s line of credit with Greenwich Capital Markets, Inc. (the “Greenwich Capital Line”) is a revolving line of credit which expires November 2001 and is collateralized by 17 properties owned by the Company’s wholly owned subsidiary, Malan Revolver, Inc. The Greenwich Capital Line requires monthly payments of interest only at LIBOR plus 250 basis points. The amount outstanding as of December 31, 2000 under the Greenwich Capital Line was $11.7 million and the Bank One line had no amount outstanding at that date. The maximum available borrowings under each line as of that date were $18.9 million and $3.0 million, respectively.

      The Company has several large debt obligations coming due in the near term and over the next several years including the expiration of its current lines of credit later this year, the maturity of its Securitized Mortgage Loan in 2002 and two issues of convertible securities coming due thereafter. In March 2001, the Company announced the adoption of a strategic plan, which will address these debt obligations as well as the ongoing capital needs of the Company. Among the strategies that will be implemented are restructuring of debt to provide maximum financial flexibility, sale of mature assets and pursuit of redevelopment and repositioning opportunities as capital permits,and sale of non-strategic assets and redeployment of proceeds in the best investment opportunities available within the constraints of the Company’s debt. These investments may include repurchase of the Company’s common shares and convertible debentures, redevelopment and repositioning of existing assets and investment in new real estate. If the Company is unable to identify suitable investment opportunities, it will explore all other alternatives to maximize shareholder value, including returning capital to shareholders following the sale of assets or the sale of the entire Company.

      Certain of the Company’s debt obligations contain cross-default and cross-acceleration provisions.

Bricktown Square Shopping Center

      The Company owns Bricktown Square Shopping Center (“Bricktown”) a 306,000 square foot shopping center in Chicago, Illinois which was acquired at the time of the Company’s initial public offering from a partnership controlled by its former President and CEO, Anthony S. Gramer. The property collateralizes two loans, the 8.5% Secured Convertible Notes due July 2003 (the “Convertible Notes”) and the City of Chicago UDAG Loan (the “UDAG Loan”) with outstanding balances of $27 million and approximately $7.8 million, respectively, at December 31, 2000. The UDAG Loan is secondary to the Convertible Notes and is nonrecourse to the Company. Net operating income and cash flows from Bricktown have been steadily declining since 1998.

      In September 2000, Meridian Entertainment Group, Inc. (“Meridian”), a tenant at Bricktown, vacated a six-screen theater operation in violation of its lease agreement. The lease, which was assigned to Meridian by Plitt Theaters, Inc., (“Plitt”) a subsidiary of Loews Cineplex Entertainment Corporation (“Loews Cineplex”), runs through June 30, 2008. Annual revenues under the lease were approximately $930,000. The

Company is attempting to negotiate a settlement agreement for current and future lease obligations with Meridian and Plitt, each of which remains primarily liable under the lease. In February 2001, Loews Cineplex announced that it was filing for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. The Company is attempting to find a replacement tenant and/or alternative use for the space. If the Company is unable to negotiate a settlement with the tenant or is unable to retenant the space in the short-term, future cash flows may be materially impaired.

      In February 2001, another tenant at Bricktown, Frank’s Nursery and Crafts (“Frank’s”), also filed for bankruptcy protection under Chapter 11. Annual revenues under Frank’s lease are approximately $403,000. Frank’s has neither accepted nor rejected the lease in bankruptcy and is currently in arrears approximately $67,000 on its lease obligations. Should Frank’s reject its lease and vacate the premises, future cash flows from the property could be substantially further impaired.

      The Company believes the current value of Bricktown is substantially below the debt obligations that it collateralizes and that cash flows from Bricktown’s operations are currently insufficient to support the debt service requirements for the loans. In March 2001, the Company entered into an agreement with the City of Chicago under which no payments will be due on the UDAG Loan until December 2001.

Proxy Contest and Related Costs

      At the Company’s Annual Meeting convened on May 10, 2000 and closed on May 18, 2000, a slate of five Directors was elected and replaced the Company’s then existing Board of Directors. The Company paid approximately $890,000 in costs attributed to the proxy contest including expenditures for attorneys, solicitors, public relations advisors and advertising, printing, transportation and related expenses. This amount includes approximately $500,000 in costs incurred by Kensington Investment Group, Inc. and other shareholders which were subsequently approved by the Board of Directors for payment by the Company.

      Subsequent to the opening of the annual meeting on May 10, 2000 but prior to its conclusion on May 18, 2000, the Company made payments to the three then officers of the Company, totaling $1.75 million. Certain of these payments are currently the subject of litigation. The aforementioned costs were funded out of operating cash flows and available working capital. The Company also recorded an accrued liability of $800,000 relating to the Company’s future obligation (also the subject of litigation) to provide lifetime health insurance benefits to the officers. In August 2000, the Company entered into an employment agreement with one of the officers which included the relinquishment of any right to the lifetime health insurance and a grant of 6,550 shares of the Company’s Common Stock.

Management Changes

      In July 2000, the Company announced the departure of its then President and Chief Executive Officer Anthony S. Gramer. In August 2000, the Company appointed Michael K. Kaline as President and subsequently announced the appointment of Jeffrey D. Lewis as Chief Executive Officer. Mr. Lewis had previously been elected to the Company’s Board of Directors in May 2000. In February 2001, the Company announced the appointment of Elliott J. Broderick to Chief Financial Officer and Alan K. Warnke to Vice President.

Safe Harbor Statement

      Each of the above statements regarding anticipated operating results are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes the statements and projections are based upon reasonable assumptions, actual results may differ from those projected. Key factors that could cause actual results to differ materially include the results of the Company’s restructuring of the Bricktown debt described above, the Company’s ability to refinance its other indebtedness as it comes due, the Company’s success in selling mature assets and redeploying the proceeds into attractive new investments, economic downturns, bankruptcies and other financial difficulties of tenants, successful and timely completion of sales, acquisitions, renovations and development programs, leasing activities, the outcome of the litigation filed by the Company’s former president, the ability to access capital on attractive terms for future growth, and other risks associated with the commercial real estate business, and as detailed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Inflation

      The Company’s long-term leases contain provisions to mitigate the adverse impact of inflation on its results from operations. Such provisions include clauses entitling the Company to receive (i) scheduled base rent increases and (ii) percentage rents based upon tenants’ gross sales, which generally increase as prices rise. In addition, many of the Company’s non-anchor leases are for terms of less than ten years, which permits the Company to seek increases in rents upon re-rental at then current market rates if rents provided in the expiring leases are below then existing market rates. Most of the Company’s leases require tenants to pay a share of operating expenses, including common area maintenance, real estate taxes, insurance and utilities, thereby reducing the Company’s exposure to increases in costs and operating expenses resulting from inflation

Item 7a.  Quantitative and Qualitative Disclosure about Market Risk

      The Company has exposure to interest rate risk on its debt obligations and interest rate instruments. Based on the Company’s outstanding variable rate debt at December 31, 2000, a one percent increase or decrease in interest rates would decrease or increase, respectively, the Company’s earnings and cash flows by approximately $117,000 on an annualized basis.

      Based on the Company’s consolidated debt and interest rates in effect at December 31, 2000, a one percent increase or decrease in interest rates would decrease or increase the fair value of debt by approximately $3.0 million.

Item 8.  Consolidated Financial Statements and Supplementary Data

      Schedules other than the one above are omitted because they are not applicable, not required, or the information required to be set forth therein is included in the consolidated financial statements or the notes thereto.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and

Stockholders of Malan Realty Investors, Inc.

      We have audited the consolidated financial statements and the consolidated financial statement schedules listed at Item 8 of Malan Realty Investors, Inc. and Subsidiaries (the “Company”). These financial statements and the financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedules based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

      As discussed in Note 9 to the financial statements, in 1999 the Company changed its method of accounting for percentage rents.

DELOITTE & TOUCHE LLP

Detroit, Michigan

January 31, 2001

MALAN REALTY INVESTORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,

	2000	1999

ASSETS:

Real Estate (Notes 2 and 8):

Land	$29,291	$29,124

Buildings and improvements	236,275	237,993

Total	265,566	267,117

Less: accumulated depreciation	(32,020)	(26,584)

Total	233,546	240,533

Other Assets:

Accounts receivable (net of allowance of $505 and $156 at December 31, 2000 and 1999)	1,095	1,149

Deferred financing and other	6,420	7,554

Cash and cash equivalents	821	1,857

Restricted cash — mortgage escrow deposits	2,101	2,387

Total Assets	$243,983	$253,480

LIABILITIES:

Mortgages (Note 2)	$125,011	$126,601

Convertible debentures (Note 2)	42,743	42,743

Convertible notes (Note 2)	27,000	27,000

Accounts payable and other	2,763	2,699

Accrued distributions payable	2,199	2,198

Accrued property taxes	1,310	1,315

Accrued interest payable	3,873	3,783

Total liabilities	204,899	206,339

Commitments and Contingencies (Note 5)

Shareholders’ Equity (Note 3)

Common stock ($.01 par value, 30 million shares authorized, 5,162,920 and 5,172,404 shares issued and outstanding as of December 31, 2000 and 1999)	52	52

Additional paid in capital	74,078	74,169

Accumulated distributions in excess of net income	(35,046)	(27,080)

Total shareholders’ equity	39,084	47,141

Total Liabilities and Shareholders’ Equity	$243,983	$253,480

See Notes to Consolidated Financial Statements

MALAN REALTY INVESTORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Years Ended December 31,

	2000	1999	1998

REVENUES

Minimum rent (Note 5)	$29,430	$30,662	$28,084

Percentage and overage rents (Note 9)	1,531	1,307	1,215

Recoveries from tenants	10,222	10,688	9,954

Interest and other income	661	615	311

Gain on sale of real estate	3,158	1,602

Total Revenues	45,002	44,874	39,564

EXPENSES

Property operating and maintenance	3,215	3,115	2,876

Other operating expenses	2,151	1,752	1,615

Real estate taxes	8,409	8,612	8,134

General and administrative	2,156	2,024	2,068

Proxy contest and related costs (Note 12)	3,200

Depreciation and amortization	6,795	6,368	5,633

Impairment of real estate	190		431

Total Operating Expenses	26,116	21,871	20,757

Operating income	18,886	23,003	18,807

Interest expense	17,962	17,550	16,770

Income before extraordinary item and cumulative effect of change in accounting principle	924	5,453	2,037

Extraordinary Item Loss on extinguishment of debt	(93)	(289)	(191)

Income before cumulative effect of change in accounting principle	831	5,164	1,846

Cumulative Effect of Change in Accounting Principle (Note 9)		(522)

Net Income	$831	$4,642	$1,846

Basic and diluted earnings per share before extraordinary item and cumulative effect of change in accounting principle (Note 11)	$0.18	$1.05	$0.45

Basic and diluted earnings per share before cumulative effect of change in accounting principle (Note 11)	$0.16	$1.00	$0.41

Basic and diluted earnings per share (Note 11)	$0.16	$0.90	$0.41

Pro Forma (Note 9)

Pro forma amount assuming the change in accounting method for percentage rent revenue is applied retroactively:

Income before extraordinary item		$5,453	$1,970

Basic and diluted earnings per share before extraordinary item		$1.05	$0.44

Net income		5,164	1,779

Basic and diluted earnings per share		$1.00	$0.39

See Notes to Consolidated Financial Statements

MALAN REALTY INVESTORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share and per share data)

			Accumulated
			Distributions in	Total
	Par	Additional	Excess of	Shareholders’
	Value	Paid-in Capital	Net Income	Equity

Balance, January 1, 1998	$37	$50,485	$(16,580)	$33,942

Conversion of debentures	2	2,080		2,082

Secondary sale of 1,300,000 common shares of Malan Realty Investors, Inc., net of costs	13	21,466		21,479

Directors compensation paid in stock		48		48

Stock options exercised		38		38

Distributions — $1.70 per share			(8,198)	(8,198)

Net income			1,846	1,846

Balance, December 31, 1998	52	74,117	(22,932)	51,237

Directors compensation paid in stock		48		48

Stock options exercised		4		4

Distributions — $1.70 per share			(8,790)	(8,790)

Net income			4,642	4,642

Balance, December 31, 1999	52	74,169	(27,080)	47,141

Directors compensation paid in stock		24		24

Repurchase of common stock		(115)		(115)

Distributions — $1.70 per share			(8,797)	(8,797)

Net income			831	831

Balance, December 31, 2000	$52	$74,078	$(35,046)	$39,084

See Notes to Consolidated Financial Statements

MALAN REALTY INVESTORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,

	2000	1999	1998

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income	$831	$4,642	$1,846

Adjustments to reconcile net income to net cash flows provided by operating activities:

Depreciation and amortization	6,795	6,368	5,633

Amortization of deferred financing costs	1,673	1,849	1,929

Directors compensation issued in stock	24	48	48

Net gains on sales of real estate	(3,158)	(1,602)

Impairment of real estate	190		431

Loss on extinguishment of debt	93	289	191

Change in operating assets and liabilities that provided (used) cash:

Accounts receivable and other	(1,379)	677	(907)

Accounts payable, deferred income and other accrued liabilities	148	(1,399)	898

Total adjustments	4,386	6,230	8,223

Net cash flows provided by operating activities	5,217	10,872	10,069

CASH FLOWS FROM INVESTING ACTIVITIES:

Real estate developed, acquired or improved, net of mortgages assumed	(2,406)	(12,516)	(40,677)

Additions to leasehold improvements and equipment	(38)

Deposits to escrow	(19,860)	(20,635)	(19,149)

Disbursements from escrow	20,146	20,578	18,959

Proceeds from sales of real estate	6,531	7,950	240

Net cash flows provided by (used for) investing activities	4,373	(4,623)	(40,627)

CASH FLOWS FROM FINANCING ACTIVITIES:

Draws on lines of credit	5,500	17,400	29,350

Repayment of lines of credit	(5,000)	(21,206)	(19,050)

Net proceeds from secondary equity offering			21,479

Principal payments on mortgages	(2,090)	(4,153)	(494)

Debt extinguishment costs	(34)	(233)

Net proceeds from mortgages		12,281	18,000

Distributions to shareholders	(8,795)	(8,793)	(7,621)

Debt issuance costs	(92)	(622)	(338)

Proceeds from stock options exercised		4	38

Repurchases of common stock	(115)

Repurchases of debentures		(1,968)	(9,625)

Net cash flows provided by (used for) financing activities	(10,626)	(7,290)	31,739

Net increase (decrease) in cash and cash equivalents	(1,036)	(1,041)	1,181

Cash and cash equivalents at beginning of year	1,857	2,898	1,717

Cash and cash equivalents at end of year	$821	$1,857	$2,898

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION — Cash paid for interest during the year	$16,201	$15,976	$15,457

See Notes to Consolidated Financial Statements

MALAN REALTY INVESTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2000, 1999 and 1998

1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      General — The Company is engaged in the ownership, management, leasing, acquisition, development and redevelopment of shopping centers and entertainment facilities and leases space to tenants pursuant to lease agreements. The lease agreements provide for terms ranging from one to 25 years and, in some cases, for annual rentals, which are subject to upward adjustment based on operating expense levels and sales volume.

      Basis of Combination and Principles of Consolidation — The accompanying consolidated financial statements include the activity of the Company and its wholly owned subsidiaries, Malan Mortgagor, Inc., Malan Meadows, Inc., Malan Revolver, Inc., Malan Aurora Corp. and Malan Midwest, LLC. All significant inter-company balances and transactions have been eliminated.

      Reclassifications — Certain reclassifications have been made to prior years financial statements in order to conform to the current year presentation.

      Real Estate is stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the assets as follows:

Buildings	40 years

Improvements	10 - 40 years

      Maintenance and repairs are charged to expense as incurred. Renovations which improve or extend the life of the asset are capitalized.

      Deferred Financing and Other consists primarily of deferred financing costs and lease procurement costs. Deferred financing costs at December 31, 2000 and 1999 of $11,846,000 and $12,689,000, respectively, are amortized on a straight-line basis over the terms of the applicable debt agreements. Accumulated amortization of deferred financing costs at December 31, 2000 and 1999 was $8,250,000 and $7,453,000, respectively, and amortization expense for 2000, 1999 and 1998 was $1,673,000, $1,849,000 and $1,929,000, respectively, and is included in interest expense in the Consolidated Statement of Operations.

      Lease procurement costs of $4,210,000 and $2,842,000 at December 31, 2000 and 1999, respectively, consist of direct leasing costs, tenant allowances and tenant improvements and are amortized on a straight line basis over the terms of the applicable tenant lease. Accumulated amortization of lease procurement costs at December 31, 2000 and 1999 was $1,157,000 and $848,000, respectively, and amortization expense for 2000, 1999 and 1998 was $536,000, $318,000 and $227,000, respectively.

      Revenue Recognition — Minimum rents are recognized on a straight-line basis over the terms of the leases. Effective January 1, 1999, the Company began recording percentage rental revenue when lessees’ specified sales targets are achieved. Prior to 1999, the Company recorded accrued percentage rental revenue when lessees’ specified sales targets had been met or achievement of the sales targets was probable. Recoveries from tenants are recognized as revenue in the period that applicable costs are chargeable to tenants.

      Income Taxes — The Company has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). As a REIT, the Company generally will not be subject to federal income taxation at the corporate level to the extent it distributes annually at least 95% (90% for tax years subsequent to 2000) of its real estate investment trust taxable income, as defined in the Code, to its shareholders and satisfies certain other requirements. Accordingly, no provision has been made for federal income taxes in the accompanying financial statements.

      Earnings per common share — Earnings per share (“EPS”) are computed on both a basic and diluted basis. Basic EPS excludes potential share dilution and is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted EPS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reflects the potential dilution of securities that could share in the earnings but does not include shares issuable upon conversion of securities that would have an antidilutive effect on earnings per share.

      Distributions of $1.70 per common share were declared for each of the years ended December 31, 2000, 1999 and 1998 of which $1.42, $0.92 and $1.17, respectively, represent a return of capital for federal income tax purposes.

      Cash and cash equivalents consist of deposits in banks and certificates of deposit with maturities of three months or less at the date of purchase.

      Long-lived assets and long-lived assets to be disposed of — The Company’s long-lived assets are periodically reviewed throughout the year for impairments in value. The review is based principally on the projected, undiscounted cash flow from the related asset.

      Management estimates — The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Segment Information — The Company’s operating units are comprised of approximately 64 commercial retail properties. All financial results are aggregated into one operating segment since the properties have similar economic characteristics.

      Impact of Recently Adopted Accounting Standards — In June 1998, the Financial Accounting Standards Board issued SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS 133, as amended, requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivatives and whether they qualify for hedge accounting, SFAS 133 is effective for fiscal years beginning after June 15, 2000. The Company’s derivatives consist of interest rate cap agreements which the Company purchased to reduce its exposure to increase in rates on its floating rate debt. The Company expects that the primary impact of its adoption of SFAS 133 will be the timing of the recognition in income of the costs of these agreements. This may cause earnings volatility as the value of these agreements may change from period to period. The cumulative effect of the adjustment as of January 1, 2001 was a reduction in net income of $450,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.  MORTGAGES, DEBENTURES AND NOTES

      The following tables set forth certain information regarding the Company’s debt:

				Balance
				December 31,

	Collateral	Interest Rate	Maturity Date	2000	1999

				(In thousands)
Mortgages

Greenwich Capital Line of Credit	17 Retail Properties	LIBOR + 250 Basis Points	November 2001	$11,694	$11,194

UDAG Loan(3)	Bricktown Square	5% increasing to 9%	March 2023	7,827	7,919

Securitized Mortgage Loan	23 Retail Properties	7.59%(1)	August 2002	57,875	57,875

Daiwa Finance Corp.	The Shops at Fairlane Meadows	8.18%	February 2007	12,422	12,554

Bloomfield Acceptance Company	13 Retail Properties	7.55%	June 2028(2)	20,405	20,589

Wells Fargo Bank	Westland Shopping Ctr.	8.02%	November 2007	5,730	5,789

Bank of America, USA	North Aurora, IL, -Tinseltown Theater	8.7%	November 2009	5,447	5,479

Firstar Bank (formerly Mercantile Bank)	Lawrence, KS-Southwind Theater	7.49%	February 2006	3,611	3,702

Total Mortgages				$125,011	$126,601

Convertible Debentures	Unsecured	9.5%	July 2004	$42,743	$42,743

Convertible Notes	Bricktown Square	8.5%	July 2003	$27,000	$27,000

(1)	Overall blended rate. The interest rate on four different tranches are either fixed or capped through the use of interest rate cap agreements. The effective interest rate is fixed at 7.59% through February 10, 2002; thereafter, the interest rate on $38.375 million of mortgage loans converts to a variable rate based on certain requirements. Net settlement costs paid under interest rate cap agreements are recorded on an accrual basis and recognized as an adjustment to interest expense.

(2)	Loan is a 30-year loan expiring June 11, 2028. The loan is prepayable at the end of 15 years, or June 11, 2013. Subsequent to that date, all cash flow from the property in excess of operating expenses is to be applied against accrued interest and principal with the balance of the loan due no later than June 11, 2028.

(3)	The Company has entered into an agreement with the lender (City of Chicago) under which no payments will be due on the UDAG loan until December 2001.

     The Greenwich Capital Line of Credit (the “Greenwich Capital Line”) is a revolving line of credit provided by Greenwich Capital Markets, Inc., a division of The Royal Bank of Scotland, for up to $25 million. Under the financial covenants of the agreement, the maximum allowable borrowing under the facility at December 31, 2000 was $18.9 million of which $11.7 million was outstanding. The Greenwich Capital Line expires November 21, 2001.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company has a revolving line of credit, which expires September 2001, with Bank One which allows for borrowings up to $3.0 million. The line is collateralized by the Company’s interest in Orchard-14 Shopping Center in Farmington Hills, Michigan. As of December 31, 2000 there were no outstanding borrowings on the line.

      The Company has Convertible Debentures (the “Debentures”) and Convertible Notes (the “Notes”), which are convertible into shares of Common Stock at a price of $17 per share. The Debentures are 10-year unsecured general obligations of the Company and carry a rating of B3 from Moody’s Investors Services, Inc. The Notes are nine-year general obligations due July 15, 2003 secured by a first mortgage on Bricktown Square in Chicago, Illinois. The Debentures are redeemable by the Company at par beginning July 15, 2001.

      In September 1998, the Company’s Board of Directors approved a plan to repurchase and retire up to $15 million aggregate principal of Debentures. Through December 31, 2000, the Company had repurchased $11.807 million principal of Debentures. The repurchases were funded from the Company’s available working capital. The Company recorded an extraordinary gain in 1999 of approximately $171,000 related to the repurchases.

      Interest capitalized as part of the cost of redevelopment projects totaled $32,000, $161,000 and $447,000 in 2000, 1999 and 1998, respectively.

      Several of the above debt agreements contain various financial covenants, all of which the Company was in compliance with as of December 31, 2000. Certain of the Company’s debt obligations contain cross-default and cross-acceleration provisions.

      Approximately scheduled principal payments for the years subsequent to December 31, 2000 are as follows (in thousands):

2001	$12,338

2002	58,562

2003	27,740

2004	43,528

2005	852

2006 and thereafter	51,734

Total	$194,754

3.  SHAREHOLDER RIGHTS AND STOCK OPTION AND COMPENSATION PLANS

      Shareholder Rights Plan — In September 2000, the Company amended its Shareholders Rights Agreement. The amendment caused the rights to expire on September 15, 2000 and terminated the Rights Agreement.

      Employee Option Plan — The Company has a stock option plan (the “Employee Option Plan”) to enable its employees to participate in the ownership of the Company. Under the Employee Option Plan, executive officers and employees of the Company may be granted options to acquire shares of Common Stock of the Company (“Options”). The Employee Option Plan is administered by the compensation committee of the Board of Directors (the “Board”), which is authorized to select the executive officers and other employees to whom Options are to be granted. No member of the compensation committee is eligible to participate in the Employee Option Plan. The aggregate number of shares of Common Stock that may be issued upon the exercise of all Options is 400,000 shares.

      The exercise price of each Option granted is equal to the fair market value of the underlying shares on the date of grant. With the exception of those granted on the date of the Company’s initial public offering, which vested over a three-year period at the rate of 33 1/3% per year, Options vest over a five-year period at the rate of 20% per year, beginning on the first anniversary of the date of grant and are exercisable until the tenth

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

anniversary of the date of grant. All options that were granted but not vested at the time the current board was elected in May 2000 became 100% vested at that time.

      Directors Option Plan — The Company has a stock option plan for non-employee directors (the “Directors Option Plan”). Under the Directors Option Plan, following each Annual Meeting of the Board each non-employee Director is automatically granted an option to purchase 1,000 shares of Common Stock.

      All Options granted under the Directors Option Plan will have an exercise price equal to the fair market value of the underlying shares on the date of the grant. Each Option granted will vest immediately upon grant but will not become exercisable by the Director until six months following the date of grant. Options granted to a Director will remain exercisable until the tenth anniversary of the date of grant, or if earlier, until one year after the Director ceases to be a member of the Board for any reason. The aggregate number of shares that may be issued under the Directors Option Plan is 80,000 shares.

      The following table summarizes the activity for the Company’s Stock Option Plans:

	Employee Option Plan			Directors Option Plan

	Shares	Exercise	Weighted	Shares	Exercise	Weighted
	Subject	Price	Average	Subject	Price	Average
	to Option	Per Share	Exercise Price	to Option	Per Share	Exercise Price

Balance, January 1, 1998	303,366	$13.375 -	$15.383	12,292	$14.375 -	$15.331
		$17.00			$17.125

Options Granted 1998	21,000	$16.580	$16.580	4,000	$17.688	$17.688

Options Exercised 1998	(150)	$13.375	$13.375	(2,500)	$14.375 -	$14.45

					$14.50

Balance, December 31, 1998	324,216	$13.375 -	$15.422	13,792	$14.375 -	$16.174
		$17.00			$17.688

Options Granted 1999				4,000	$15.375	$15.375

Options Forfeited 1999	(15,000)	$15.375	$15.375

Options Exercised 1999	(300)	$13.375	$13.375

Balance, December 31, 1999	308,916	$13.375 -	$15.383	17,792	$14.375 -	$15.994
		$17.00			$17.688

Options Granted 2000	53,000	$13.438	$13.438	3,000	$13.375	$13.375

Options Forfeited 2000	(127,900)	$13.375 -

		$17.00

Balance, December 31, 2000	234,016	$13.375 -	$14.903	20,792	$13.375 -	$15.529

		$17.00			$17.688

Options Exercisable at December 31, 2000	181,016		$15.33	20,792		$15.689

      The Company has elected to report compensation by applying the requirements of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and therefore has recorded no charge to income for stock options. The effect on the Company’s net income and earnings per share for 2000, 1999 and 1998 would have been immaterial had the Company recognized compensation expense using the Black-Scholes option pricing model utilizing the following values and weighted-average assumptions:

	2000	1999	1998

Option value	$.01	$.12	$.05

Dividend yield	12.7%	12.7%	10.1%

Expected volatility	8%	8%	8%

Risk-free interest rate	6%	6%	6%

Expected lives (in years)	10	10	10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The outstanding stock options at December 31, 2000 have a weighted average contractual life of 5.60 years.

      Stock Compensation Plan — In order to provide an opportunity for Board members to increase their ownership, the Company has a stock compensation plan for non-employee directors (the “Stock Compensation Plan”). Under the Stock Compensation Plan, each non-employee Director may make an election by June 30 of each year to receive all or a portion of the Director’s compensation for the following calendar year in the form of Common Stock of the Company in lieu of cash. Once made, the election is irrevocable for the following year’s compensation.

      The number of shares of Common Stock to be paid to a Director instead of cash compensation will be determined based on the closing price of the Common Stock on the New York Stock Exchange on the day before the compensation is earned by the Director (i.e., the day before a Board meeting). A maximum of 100,000 shares may be issued under the Stock Compensation Plan. During 2000, 1999 and 1998, a total of 1,816, 3,362 and 2,870 shares, respectively, were issued under the plan reflecting compensation of $24,000 in 2000 and $48,000 in 1999 and 1998.

      401(K) Plan — The Company has a 401(k) retirement plan (the “401(k) Plan”) covering all of its employees. Under the 401(k) plan, participants are able to defer, until termination of employment with the Company, up to 20% of their annual compensation. The Company intends to match a portion of the participant’s contributions in an amount to be determined each year by the Board. Compensation expense in connection with the 401(k) Plan for 2000, 1999 and 1998 was $47,000, $34,000 and $32,000.

4.  STOCK REPURCHASE PLAN

      In August 2000, the Company announced the resumption of a Stock Repurchase Plan originally approved in 1995. The Company’s Board of Directors authorized the repurchase of up to 250,000 shares of its Common Stock, such purchases to be made in the open market and in private transactions, with the timing dependent upon market conditions, pending corporate events and availability of funds. In December 2000 the Company repurchased, 11,300 shares at an average cost of $10.22 per share. In March 2001 the board raised the limit to 500,000 shares.

5.  COMMITMENTS AND CONTINGENCIES

      Revenues derived from the Company’s major tenant, Kmart, amounted to 27.2%, 28.8% and 35.5% of total revenues for the years ended December 31, 2000, 1999 and 1998, respectively. Amounts billed and owing from the major tenant were $135,000 and $133,000 at December 31, 2000 and 1999, respectively.

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

      Approximate future minimum rent under operating leases for the years subsequent to December 31, 2000, assuming no new or renegotiated leases or option extensions, are as follows (in thousands):

2001	$27,348

2002	25,037

2003.	22,068

2004.	19,515

2005.	17,534

2006 and thereafter	107,697

Total	$219,199

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Approximate future minimum rental payments under the terms of all non-cancelable operating leases in which the Company is the lessee, principally for ground leases and office rent, subsequent to December 31, 2000, are as follows (in thousands):

2001	$406

2002	295

2003	295

2004	295

2005	283

2006 and thereafter	7,336

Total	$8,910

      Rent expense for operating leases for the years ended December 31, 2000, 1999, and 1998 was $488,000, $482,000 and $491,000, respectively.

      The Company, as an owner of real estate, is subject to various environmental laws. Compliance by the Company with existing laws has not had a material adverse financial effect during the three-year period ended December 31, 2000, nor does management believe it will have a material impact in the future. However, management cannot predict the impact of new or changed laws or regulations on its current properties or properties that it may require.

      The Company is currently involved in a lawsuit filed in Oakland County, Michigan Circuit Court on November 13, 2000 against the Company by Anthony S. Gramer, its former President and Chief Executive Officer. The lawsuit alleges breach of contract and seeks over $1 million of damages. The Company believes this lawsuit is without merit, has not recorded any financial contingency, and intends to defend vigorously against the lawsuit.

6.  FAIR VALUE OF FINANCIAL INSTRUMENTS

      The following disclosure of estimated fair value was determined using available market information and appropriate valuation methodologies.

      Cash and Cash Equivalents — The carrying amount for cash and cash equivalents approximates fair value due to the short maturity of these instruments.

      Interest Rate Hedging Instruments — The Company entered into interest rate agreements to reduce its exposure to changes in the cost of the floating rate portion of its Securitized Mortgage Loan.

      As of December 31, 2000, the following interest rate cap agreements were outstanding:

	LIBOR	Frequency
Notional	Cap	of Rate
Amount	Rate	Resets	Term

(In thousands)
$36,875	6.67%	Monthly	July 1995 to February 2002
$36,875	8.75%	Monthly	February 2002 to August 2002

      The Company is exposed to credit risk in the event of nonperformance by the counter parties to its interest rate cap agreements, but has no off-balance sheet risk of loss. The Company anticipates that its counter parties will fully perform their obligations under the agreements.

      The carrying value of the interest rate caps as of December 31, 2000 and 1999 was $452,000 and $738,096, respectively, and the fair value was $2,000 and $333,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Mortgages — The fair value of the mortgages is based on the present value of contractual cash flows and is as follows at December 31 (in thousands):

	2000		1999

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Greenwich Capital Line of Credit	$11,694	$11,694	$11,194	$11,194

UDAG Loan	7,827	4,668	7,919	4,621

Securitized Mortgage Loan	57,875	57,875	59,375	59,375

Daiwa Finance Corp	12,422	12,422	12,554	12,554

Bloomfield Acceptance Company	20,405	20,405	20,589	20,589

Wells Fargo Bank	5,730	5,730	5,789	5,789

Bank of America	5,447	5,447	5,479	5,479

Firstar (formerly Mercantile Bank)	3,611	3,611	3,702	3,702

TOTAL	$125,011	$121,852	$126,601	$123,302

      Convertible Debentures and Convertible Notes — The fair value of the Convertible Debentures is based on the traded value at the close of business at year-end. The carrying value of the Convertible Debentures as of December 31, 2000 and 1999 was $42.743 million for both years. The estimated fair value based upon the traded value at the close of business on December 31, 2000 and 1999 was $35.477 million and $37.665 million, respectively. Management believes that the carrying value of the Convertible Notes as of December 31, 2000 and 1999 approximates the fair value.

      The fair value estimates presented herein are based on information available to management as of December 31, 2000 and 1999. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such financial instruments have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

7.  SIGNIFICANT NONCASH TRANSACTIONS

      Significant noncash transactions for the three years ended December 31, 2000 are as follows:

	Years Ended December 31,

	2000	1999	1998

	(In thousands)

Conversion of debentures into common stock, net of unamortized costs (125, 286 shares in 1998)			$2,082

Distributions declared not yet paid	$2,199	$2,198	$2,200

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.  PROPERTY ACQUISITIONS AND DISPOSITIONS

      During the three years ended December 31, 2000, the Company acquired the following properties:

			Gross
			Leasable Area	Capitalized
Acquisition Date	Property	Location	(Sq. Ft.)	Costs

			(In thousands)

2/23/98	Westland Shopping Center	Westland, MI	85	$7,925
Midwest Acquisition

5/29/98	Wal-Mart Plaza	Champaign, IL	11	1,110

5/29/98	Wal-Mart Plaza	Jacksonville, IL	53	4,907

5/29/98	Wal-Mart Plaza	Crawfordsville, IN	26	2,019

5/29/98	Wal-Mart Plaza	Decatur, IN	36	2,995

5/29/98	Wal-Mart Shops	Huntington, IN	13	1,171

5/29/98	Wal-Mart Plaza	Chanute, KS	16	1,257

5/29/98	Wal-Mart Outparcel	El Dorado, KS	20	1,546

5/29/98	Wal-Mart Outlet Shops	Benton Harbor, MI	14	1,460

5/29/98	Wal-Mart Plaza	Owosso, MI	60	5,127

5/29/98	Wal-Mart Plaza	Sturgis, MI	12	1,241

5/29/98	Wal-Mart Plaza	Little Falls, MN	13	972

5/29/98	Wal-Mart Plaza	Mansfield, OH	55	5,830

1/27/99	Wal-Mart Plaza	Decatur, IL	45	4,710

2/24/2000	Ground Lease Interest	Topeka, KS		544

	Totals		459	$42,814

      The Company has entered into purchase and sale agreements to sell a freestanding retail property in Liberal, Kansas, and a portion of its property in Arkansas City, Kansas. The contract prices are $420,000 and $275,000, respectively. The sales are expected to close in the second quarter of 2001.

      In June 2000, the Company realized a gain of $3.158 million on the sale of a 117,000 square foot shopping center in Manchester, Missouri, for $6.531 million. Net proceeds after repayment of related debt of $1.5 million and transaction fees were $5.0 million. In conjunction with the sale, the Company incurred an extraordinary loss of $93,000 on the early extinguishment of debt, resulting primarily from a prepayment penalty and the charge off of unamortized deferred financing costs associated with the debt.

      In 1999, the Company sold its properties in Colma, California, for $7.665 million and Gary, Indiana for $650,000. Net gains of $1.602 million were realized on the sales. In conjunction with the sale of Colma, California the Company paid down $3.625 million on its Securitized Mortgage Loan and recorded an extraordinary loss of $459,000 on the debt extinguishment primarily from the charge off of deferred financing costs associated with the pay down and a related prepayment penalty.

9.  CHANGE IN METHOD OF ACCOUNTING FOR PERCENTAGE RENTAL REVENUE

      In December 1999, the SEC issued SAB No. 101 — Revenue Recognition in Financial Statements which addresses the proper recognition of certain revenue items including contingent (percentage) rents. Certain of the Company’s leases contain provisions whereby additional rent is due from a tenant once the tenant has achieved a certain sales level i.e. contingent rental.

      Under SAB No. 101, a lessor should not recognize contingent rental income until the changes in the factors on which the contingent lease payments are based actually occur. The Company had previously recorded accrued percentage rental income as lessees’ specified sales targets were met or achievement of the sales target was probable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company elected to adopt the provisions of SAB No. 101 in the fourth quarter 1999, effective January 1, 1999. The cumulative effect of such adoption was a reduction in percentage rental revenue as of January 1, 1999 of approximately $522,000.

      The effect of the change on the quarters and year-end 1999 is as follows (in thousands, except per share amounts):

	Three Months Ended
							Year Ended
	March 31,	June 30,		September 30,		December 31,	December 31,
	1999	1999		1999		1999	1999

Net income under previous method of accounting for percentage rents	$2,135 (1)	$1,182	(1)	$764	(1)	$1,100	$5,181

Effect of change in accounting for percentage rents	(103)	(130)		(45)		261	(17)

Cumulative effect of change in accounting principle	(522)	—		—		—	(522)

Net income under current method of accounting for percentage rents	$1,510	$1,052		$719		$1,361	$4,642

Per Share Amounts:

Basic and diluted earnings per share under previous method of accounting for percentage rents	$.41 (1)	$.23	(1)	$.15	(1)	$.21	$1.00

Effects of change in accounting for percentage rents	(.02)	(.03)		(.01)		.05	—

Cumulative effect of change in accounting principle	(.10)	—		—		—	(.10)

Basic and diluted earnings per share under current method of accounting for percentage rents	$.29	$.20		$.14		$.26	$.90

(1)	Net income as previously reported in the Company’s Form 10-Q as filed for the applicable quarter.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.  QUARTERLY FINANCIAL DATA (UNAUDITED)

      Summarized quarterly financial data for the three-month periods indicated are as follows. 1999 amounts are restated for change in method of accounting for percentage rental revenue as discussed in Note 9 (in thousands except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter(1)

2000

Revenues	$11,029	$13,295	$10,304	$10,374

Income (loss) before extraordinary item	$948	$(59)	$621	$(586)

Net income (loss)	$948	$(152)	$621	$(586)

Basic and diluted earnings (loss) per share before extraordinary item	$.18	$(.01)	$.12	$(.11)

Basic and diluted earnings (loss) per share	$.18	$(.03)	$.12	$(.11)

1999

Revenues	$12,749	$10,803	$10,278	$11,044

Income before extraordinary item and cumulative effect of change in accounting principle	$2,491	$1,052	$719	$1,191

Income before cumulative effect of change in accounting principle	$2,032	$1,052	$719	$1,361

Net income	$1,510	$1,052	$719	$1,361

Basic and diluted earnings per share before extraordinary items and cumulative effect of change in accounting principle	$.48	$.20	$.14	$.23

Basic and diluted earnings per share before cumulative effect of change in accounting principle	$.39	$.20	$.14	$.26

Basic and diluted earnings per share	$.29	$.20	$.14	$.26

(1)	Fourth quarter 2000 results are reduced by a $190,000 impairment of real estate due to the reduction of the Company’s carrying value of its interest in its property in Great Bend, Kansas and by the recording of approximately $250,000 in bad debt expense due to the potential uncollectibility of past due rents from a former tenant at the Bricktown Square.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.  EARNINGS PER SHARE

      Earnings per share (“EPS”) data were computed as follows (in thousands except per share amounts):

	Year Ended December 31,

	2000	1999	1998

Net income before extraordinary item and cumulative effect of change in accounting principle	$924	$5,453	$2,037

Extraordinary item: Loss on extinguishment of debt	(93)	(289)	(191)

Net income before cumulative effect of change in accounting principle	831	5,164	1,846

Cumulative effect of change in accounting principle		(522)

Net Income	$831	$4,642	$1,846

Weighted Average Shares Outstanding

Basic	5,173	5,170	4,507

Net options issuable upon exercise of dilutive options			17

Shares issuable under employment agreement	7

Shares applicable to diluted earnings	5,180	5,170	4,524

Basic and Diluted EPS:

Earnings per share before extraordinary item and cumulative effect of change in accounting principle	$.18	$1.05	$0.45

Earnings per share before cumulative effect of change in accounting principle	$.16	$1.00	0.41

Earnings per share	$.16	$0.90	$0.41

      Diluted EPS reflects the potential dilution of securities that could share in the earnings but does not include shares issuable upon conversion of securities that would have an antidilutive effect on earnings per share.

12.  PROXY CONTEST AND RELATED COSTS

      At the Company’s Annual Shareholder Meeting convened on May 10, 2000 (the meeting was adjourned on May 18, 2000), a slate of five Directors was elected and replaced the Company’s then existing Board of Directors. The Company paid approximately $890,000 in costs relating to the proxy contest including reimbursements to shareholders.

      Subsequent to the opening of the annual meeting on May 10, 2000 but prior to its conclusion on May 18, 2000, the Company made payments to the three then officers of the Company, totaling $1.75 million. Certain of these payments are currently the subject of litigation. The Company also recorded an accrued liability of $800,000 relating to the Company’s future obligation (also the subject of litigation) to provide lifetime health insurance benefits to the officers. In August 2000, the Company entered into an employment agreement with one of the officers which included the relinquishment of any right to the lifetime health insurance and a grant of 6,550 shares of the Company’s Common Stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.  SUMMARIZED PRO FORMA INFORMATION (UNAUDITED)

      The following unaudited pro forma information is presented as if (i). The June 1998 offering of 1.3 million shares of common stock, (ii). The acquisition of the Westland Shopping Center (iii). The Midwest Acquisition and (iv). The revenue adjustment discussed in Note 9 has occurred on January 1, 1998. In management’s opinion, all adjustments necessary to reflect these transactions have been recorded. The proforma information is not necessarily indicative of what the actual results of operations of the Company would have been had such transactions actually occurred as of January 1, 1998, nor do they purport to represent the results of the operations of the Company for future periods (in thousands except per share amounts).

For the Year Ended
December 31, 1998

Total revenues	$41,229

Net Income	$2,559

Earnings per share:

Basic	$.50

Diluted	$.50

MALAN REALTY INVESTORS, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

(in thousands)

	Balance at			Balance at
	Beginning of	Charged to		End of
	Year	Expense	Deductions	Year

Year ended December 31, 1998

Allowance for uncollectible accounts	$78	$148	$86	$140

Year ended December 31, 1999

Allowance for uncollectible accounts	$140	$175	$159	$156

Year ended December 31, 2000

Allowance for uncollectible accounts	$156	$525	$176	$505

MALAN REALTY INVESTORS, INC.

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2000

(in thousands)

				Cost Capitalized
				Subsequent to
		Initial Cost to Company		Acquisition

			Buildings &		Buildings &
State/Type (# of Properties)	Encumbrances	Land	Improvements	Land	Improvements

ILLINOIS:

Community Shopping Centers(6)	$34,827	$6,357	$45,070	$28	$1,420

Freestanding Retail Properties(8)	*	1,598	18,623		2,105

Entertainment Facilities(2)	5,447	159	6,071		8,474

INDIANA:

Community Shopping Centers(7)	*	3,405	24,501		2,961

Freestanding Retail Properties(1)	*		2,241		38

KANSAS:

Community Shopping Centers(5)	*	942	11,135	3,446	4,469

Freestanding Retail Properties(8)	*	691	6,578		738

Entertainment Facility(1)	3,611	1,118	3,090

MARYLAND:

Freestanding Retail Properties(1)	*	282	2,534		177

MICHIGAN:

Community Shopping Centers(7)	18,152	6,144	44,619		571

MINNESOTA:

Community Shopping Centers(1)	*	125	847

MISSOURI:

Community Shopping Centers(3)	*	592	8,374	118	773

Freestanding Retail Properties(1)	*	85	768

OHIO:

Community Shopping Centers(2)	*	1,645	11,118		150
WISCONSIN

Community Shopping Centers(7)	*	2,045	21,535		1,657

Freestanding Retail Properties(4)	*	511	4,885		753

	$62,037	$25,699	$211,989	$3,592	$24,286

*	Certain properties are included as collateral for securitized mortgages.

     The changes in total real estate for the three years ended December 31, 2000 are as follows:

	2000	1999	1998

Balance at Beginning of Year	$267,117	$261,783	$215,785

Acquisitions	544	9,476	41,767

Improvements	2,479	3,062	4,918

Dispositions	(4,384)	(7,204)	(256)

Impairment of real estate	(190)		(431)

Balance at end of year	$265,566	$267,117	$261,783

      The changes in accumulated depreciation for the three years ended December 31, 2000 are as follows:

	2000	1999	1998

Balance at Beginning of Year	$26,584	$21,286	$15,817

Depreciation for year	6,268	6,130	5,469

Dispositions	(832)	(832)

Balance at end of year	$32,020	$26,584	$21,286

Gross Amount at Which
Carried at Close of Period						Life on Which
						Depreciation in Latest
	Buildings &		Accumulated	Date of	Date	Income Statement
Land	Improvements	Total	Depreciation	Construction	Acquired	is Computed

$6,385	$46,490	$52,875	$6,691	1975 - 1995	6/94 - 1/99	40 Years

1,598	20,728	22,326	3,278	1967 - 1977	6/94	40 Years

159	14,545	14,704	734	1998 - 1999	6/94

3,405	27,462	30,867	3,792	1973 - 1997	6/94 - 5/98	40 Years
	2,279	2,279	377	1974	6/94	40 Years

4,388	15,604	19,992	1,974	1974 - 1996	6/94 - 5/98	40 Years

691	7,316	8,007	1,175	1976 - 1978	6/94	40 Years

1,118	3,090	4,208	240	1997	11/97	40 Years

282	2,711	2,993	460	1979	6/94	40 Years

6,144	45,190	51,334	5,438	1970 - 1996	6/94 - 5/98	40 Years

125	847	972	55	1,996	5/98	40 Years

710	9,147	9,857	1,561	1973 - 1978	6/94	40 Years

85	768	853	125	1974	6/94	40 Years

1,645	11,268	12,913	1,294	1989 - 1998	11/94 - 5/98	40 Years

2,045	23,192	25,237	3,824	1960 - 1979	6/94	40 Years

511	5,638	6,149	1,002	1968 - 1976	6/94	40 Years

$29,291	$236,275	$265,566	$32,020

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

      The information called for by this Item 10 is incorporated herein by reference to the information included under the captions “Election of Directors” and “Management” in the Company’s definitive Proxy Statement for the 2000 Annual Meeting of Stockholders (the “Proxy Statement”).

Item 11.  Executive Compensation

      The information called for by this Item 11 is incorporated herein by reference to the information included in the Proxy Statement under the captions “Executive Compensation” and “Management — Compensation of Directors”.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      The information called for by this Item 12 is incorporated herein by reference to the information included under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

Item 13.  Certain Relationships and Related Transactions

      None.

PART IV

Item 14.  Exhibits, Consolidated Financial Statement Schedules, and Reports on Form 8-K

      A.  The following documents are filed as part of this report:

(a)(1)	Consolidated Financial Statements:

See Index to Consolidated Financial Statements and Supplementary Data on page 16 of this Annual Report on Form 10-K.

(a)(2)	Consolidated Financial Statement Schedules:

See Index to Consolidated Financial Statements and Supplementary Data on page 16 of this Annual Report on Form 10-K.

(a)(3)	Exhibits:

The following exhibits listed on the attached Exhibit Index are included as part of this Annual Report on Form 10-K as required by Item 601 of Regulation S-K

(b)	Reports on Form 8-K:

During the three-month period ending December 31, 2000, there were two reports on Form 8-K filed. A Form 8-K dated November 9, 2000 and filed on November 22, 2000 reported that Edward J. Russell III had been elected to the Company’s Board of Directors. A Form 8-K dated December 7, 2000 and filed on December 22, 2000 reported that Edward T. Boutrous had been elected to the Company’s Board of Directors.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MALAN REALTY INVESTORS, INC.

By:	/s/ JEFFREY D. LEWIS

Jeffrey D. Lewis
Chief Executive Officer

Date: March 23, 2001

      Pursuant to the requirements of the Securities Exchange act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JEFFREY D. LEWIS Jeffrey D. Lewis	Chief Executive Officer, and Director	March 23, 2001
/s/ ELLIOTT J. BRODERICK Elliott J. Broderick	Chief Financial Officer (Principle Accounting Officer)	March 23, 2001
* Edward Boutrous	Director	March 23, 2001
* Paul Gray	Director	March 23, 2001
* Jill Holup	Director	March 23, 2001
* John Kramer	Director	March 23, 2001
* Andrew Miller	Director	March 23, 2001
* Edward J. Russell III	Director	March 23, 2001

*By: /s/ JEFFREY D. LEWIS Jeffrey D. Lewis, as attorney-in-fact

MALAN REALTY INVESTORS, INC.

FORM 10-K

EXHIBIT INDEX

Exhibit
Number

3(a)	—	Amended and Restated Articles of Incorporation of Malan Realty Investors, Inc.(incorporated herein by reference to Exhibit 3(a) filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 (the “1994 Second Quarter Form 10-Q”).
3(b)	—	Amended and Restated By-Laws of Malan Realty Investors, Inc. (incorporated herein by reference to Exhibit 3(b) filed with Form 8-K dated September 7, 1999.
4(a)	—	Indenture, dated as of June 24, 1994, between Malan Realty Investors, Inc. and The Bank of New York, as Trustee, with respect to the 9 1/2% Convertible Subordinated Debentures due 2004 (incorporated herein by reference to Exhibit 4(a) filed with the 1994 Second Quarter Form 10-Q).
4(b)	—	Indenture, dated as of June 24, 1994, between Malan Realty Investors, Inc. and IBJ Schroeder, as Trustee, with respect to the 8 1/2% Secured Convertible Notes due 2003 (incorporated herein by reference to Exhibit 4(b) filed with the 1994 Second Quarter Form 10-Q).
*10(a)	—	The Malan Realty Investors, Inc. 1994 Stock Option Plan (incorporated herein by reference to Exhibit 10(a) filed with the 1994 Second Quarter Form 10-Q).
*10(b)	—	Employee Agreement, dated as of June 25, 1994, between the Company and Anthony S. Gramer (incorporated herein by reference to Exhibit 10(b) filed with the 1994 Second Quarter Form 10-Q).
10(c)	—	Note Purchase Agreement, dated as of June 24, 1994, between Malan Realty Investors, Inc. and Merrill Lynch Global Allocation Fund, Inc. (incorporated herein by reference to Exhibit 10(e) filed with the 1994 Second Quarter Form 10-Q).
10(d)	—	Mortgage, Security Agreement, Assignment of Rents and Financing Statement, dated as of June 24, 1994, made by Malan Realty Investors, Inc. to IBJ Schroeder Bank & Trust Company, as modified by First Modification of Mortgage, Security Agreement, Assignment of Rents and Financing Statement, dated as of August 1, 1994 (incorporated herein by reference to Exhibit 10(g) filed with the 1994 Second Quarter Form 10-Q).
10(e)	—	Registration Rights Agreement, dated as of June 24, 1994, between the Company and Merrill Lynch Global Allocation Fund, Inc. (incorporated herein by reference to Exhibit 10(h) filed with the 1994 Second Quarter Form 10-Q).
*10(f)	—	Malan Realty Investors, Inc. 1995 Stock Option Plan for Non-Employees Directors (incorporated herein by reference to Exhibit 10(p) filed with the 1994 Form 10-K).
*10(g)	—	Malan Realty Investors, Inc. 1995 Stock Compensation Plan for Non-Employees Directors (incorporated herein by reference to Exhibit 10(q) filed with the 1994 Form 10-K).
10(h)	—	Purchase and Sale Agreement, dated as of April 13, 1995, between the Company and Clinton Pointe Joint Venture (incorporated herein by reference to Exhibit 10(s) filed with the 1995 First Quarter Form 10-Q).
10(i)	—	Agreement of Sale and Purchase, dated as of July 18, 1995, among TG-Ford Associates and Ford Motor Land Development Corporation, collectively, and Malan Realty Investors, Inc. (incorporated herein by reference to Exhibit 10(x) filed with the 1995 Second Quarter Form 10-Q).

Exhibit
Number

10(j)	—	$63,000,000 Amended and Restated Credit Agreement, dated as of August 16, 1995, between Malan Realty Investors, Inc. and National Westminster Bank Plc, New York Branch (incorporated herein by reference to Exhibit 10(y) filed with the Company’s Amended Quarterly Report on Form 10-Q/ A for the quarter ended September 30, 1995 (the “1995 Third Quarter Form 10-Q/ A”).
10(k)	—	$63,000,000 Malan Mortgage Securities Trust 1995-A, Trust and Servicing Agreement, dated as of August 16, 1995, by and among Malan Depositor, Inc., as Depositor, Banker’s Trust Company, as Servicer, and Marine Midland Bank, as Trustee (incorporated herein by reference to Exhibit 10(z) filed with the 1995 Third Quarter Form 10-Q/ A).
*10(l)	—	First Amendment to Employment Agreement, dated as of August 15, 1997 between the Company and Anthony S. Gramer (incorporated herein by reference to Exhibit 10(m) filed with the 1997 Form 10-K).
*10(m)	—	Change in Control Agreement, dated as of August 15, 1997 between the Company and Michael K. Kaline (incorporated herein by reference to Exhibit 10(n) filed with the 1997 Form 10-K).
*10(n)	—	Change in Control Agreement, dated as of August 15, 1997 between the Company and Elliott J. Broderick (incorporated herein by reference to Exhibit 10(o) filed with the 1997 Form 10-K).
10(o)	—	Revolving Loan Agreement among Malan Revolver, Inc., as Company, Malan Realty Investors, Inc. as Parent and Greenwich Capital Markets, Inc. as Lender dated as of November 24, 1997 (incorporated herein by reference to Exhibit 10(p) filed with the 1999 Form 10-K.
10(p)	—	Agreement For Purchase of Real Estate between Brandon Associates Westland, L.L.C., “Seller” and Malan Realty Investors, Inc., “Buyer” dated as of January 29, 1998 (incorporated herein by reference to Exhibit 10(q) filed with the 1997 Form 10-K).
10(q)	—	Agreement of Sale and Purchase between Sandor Development Company, as agent for sellers, and Malan Realty Investors, Inc., as buyer dated as of May 6, 1998 (incorporated herein by reference to exhibit 10(r) filed with the June 1, 1998 Amendment No. 1 to Form S-2).
10(r)	—	Loan Agreement among Malan Midwest, LLC., and Bloomfield Acceptance Company, LLC., dated as of May 29, 1998 (incorporated herein by reference to Exhibit 10(s) filed with the June 1, 1998 Amendment No. 1 Form S-2).
*10(s)	—	Second Amendment to Employment Agreement, dated as of December 15, 1999 between the Company and A.S. Gramer.
10(t)	—	First Modification of Revolving Loan Agreement, Note, Indenture of Mortgage, Deed of Trust, Deed to Secure Debt, Security Agreement, Financing Statement, Fixture Filing and Assignment of Rents and Leases, and other Loan Documents, Partial Release and Spreader Agreement among Malan Revolver, Inc., as Company, Malan Realty Investors, Inc., as Parent and Greenwich Capital Markets, Inc., as Lender dated as of December 21, 1999.
*10(u)	—	Employment Agreement dated August 10, 2000 by and between the Company and Michael Kaline (incorporated herein by reference to Exhibit 10(u) filed with the 2000 Third Quarter Form 10-Q).
*10(v)	—	Employment Agreement dated September 26, 2000 by and between the Company and Jeffrey Lewis (incorporated herein by reference to Exhibit 10 (v) filed with the 2000 Third Quarter Form 10-Q).
21	—	Subsidiaries.
23(A)	—	Consent of Deloitte & Touche LLP.
24	—	Powers of Attorney.

*	A management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.