Form 10-Q
period 2001-03-31
MALAN REALTY INVESTORS INC
filed 2001-05-15
CIK 914735

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

         (Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period ended March 31, 2001

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from               to
                                                    ------------    ----------

                         Commission file number 1-13092

                          MALAN REALTY INVESTORS, INC.
               (Exact name of registrant as specified in charter)

                Michigan                                 38-1841410
     (State or other jurisdiction of          (I.R.S. Employer Identification
     incorporation or organization)                       Number)

  30200 Telegraph Rd., Ste. 105                            48025
     Bingham Farms, Michigan                             (Zip Code)
(Address of principal executive offices)

       Registrant's telephone number, including area code: (248) 644-7110

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. YES [X] NO [ ]

         As of May 10, 2001, 5,132,470 shares of Common Stock, Par Value $.01 Per share, were outstanding.

--------------------------------------------------------------------------------

                          MALAN REALTY INVESTORS, INC.
                                    FORM 10-Q

                                      INDEX

                                                                                                 PAGE
                                                                                                 ----
PART I        FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                           Balance Sheets as of March 31, 2001
                           (unaudited) and December 31, 2000                                      3

                           Statements of Operations (unaudited) for
                           the three months ended March 31, 2001 and 2000                         4

                           Statements of Cash Flows (unaudited) for the
                           three months ended March 31, 2001 and 2000                             5

                           Notes to Consolidated Financial Statements (unaudited)                 6-8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                      9-15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                              15

PART II       OTHER INFORMATION                                                                  16


SIGNATURES                                                                                       17


                  MALAN REALTY INVESTORS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                    MARCH 31,    DECEMBER 31,
                                                                      2001           2000
                                                                    ---------    ------------
                                                                   (UNAUDITED)
ASSETS
   Real estate
     Land, buildings and improvements                               $ 265,566       $ 265,566
     Less: accumulated depreciation                                   (33,615)        (32,020)
                                                                    ---------       ---------
     Total                                                            231,951         233,546

   Accounts receivable, net                                             1,862           1,095
   Deferred financing and other                                         6,575           6,420
   Cash and cash equivalents                                            1,753             821
   Restricted cash - mortgage escrow deposits                           1,898           2,101
                                                                    ---------       ---------
          TOTAL ASSETS                                              $ 244,039       $ 243,983
                                                                    =========       =========

LIABILITIES
   Mortgages                                                        $ 129,371       $ 125,011
   Convertible debentures                                              42,743          42,743
   Convertible notes                                                   27,000          27,000
   Accounts payable and other                                           1,952           2,763
   Accrued distributions payable                                        2,197           2,199
   Accrued property taxes                                               1,788           1,310
   Accrued interest payable                                             2,321           3,873
                                                                    ---------       ---------
          Total Liabilities                                           207,372         204,899
                                                                    ---------       ---------

SHAREHOLDERS' EQUITY
   Common stock ($.01 par value, 30 million shares authorized,
     5,151,970 and 5,162,920 shares issued and outstanding at
     March 31, 2001 and December 31, 2000, respectively)                   52              52
    Additional paid in capital                                         73,983          74,078
    Accumulated distributions in excess of net income                 (37,368)        (35,046)
                                                                    ---------       ---------
          Total shareholders' equity                                   36,667          39,084
                                                                    ---------       ---------

          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $ 244,039       $ 243,983
                                                                    =========       =========


                 See Notes to Consolidated Financial Statements

                          MALAN REALTY INVESTORS, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                           (UNAUDITED)

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                  2001             2000
                                                               -----------       ----------
REVENUES
     Minimum rent                                              $     7,172       $    7,461
     Percentage and overage rents                                      413              519
     Recoveries from tenants                                         2,915            2,787
     Interest and other income                                          69              262
                                                               -----------       ----------
          Total Revenues                                            10,569           11,029
                                                               -----------       ----------
EXPENSES
     Property operating and maintenance                              1,150              944
     Other operating expenses                                          375              380
     Real estate taxes                                               2,055            2,074
     General and administrative                                        675              572
     Depreciation and amortization                                   1,671            1,632
                                                               -----------       ----------
          Total Operating Expenses                                   5,926            5,602

OPERATING INCOME                                                     4,643            5,427
INTEREST EXPENSE                                                     4,319            4,479
                                                               -----------       ----------

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
     IN ACCOUNTING PRINCIPLE                                           324              948

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                   (450)
                                                               -----------       ----------

NET INCOME (LOSS)                                              ($      126)      $      948
                                                               ===========       ==========

EARNINGS PER SHARE BEFORE CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE:
         BASIC AND DILUTED                                     $      0.06       $     0.18
                                                               ===========       ==========

EARNINGS PER SHARE:
         BASIC AND DILUTED                                     ($     0.02)      $     0.18
                                                               ===========       ==========

WEIGHTED AVERAGE SHARES OUTSTANDING:

         BASIC                                                   5,164,999        5,172,590
                                                               ===========       ==========
         DILUTED                                                 5,164,999        5,172,860
                                                               ===========       ==========

                 See Notes to Consolidated Financial Statements

                  MALAN REALTY INVESTORS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                               Three Months Ended March 31,

                                                                                    2001          2000
                                                                                   -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME (LOSS)                                                                ($  126)      $   948
                                                                                   -------       -------
  Adjustments to reconcile net income to net cash flows
    provided by operating activities:
     Depreciation and amortization                                                   1,671         1,632
     Amortization of deferred financing costs                                          329           417
     Directors compensation issued in stock                                                           12
     Officer compensation issued in stock                                               70
     Cumulative effect of change in accounting principle                               450
     Change in operating assets and liabilities that
       used cash:
          Accounts receivable and other assets                                      (1,730)       (1,951)
          Accounts payable, deferred income and
             other accrued liabilities                                              (1,885)         (850)
                                                                                   -------       -------
       Total adjustments                                                            (1,095)         (740)
                                                                                   -------       -------
       NET CASH FLOWS PROVIDED BY (USED FOR)
         OPERATING ACTIVITIES                                                       (1,221)          208
                                                                                   -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Real estate developed, acquired or improved                                                    (565)
     Additions to leasehold improvements and equipment                                 (46)
     Deposits to escrow                                                             (5,265)       (5,084)
     Disbursements from escrow                                                       5,468         5,279
                                                                                   -------       -------
       NET CASH FLOWS PROVIDED BY (USED FOR)
         INVESTING ACTIVITIES                                                          157          (370)
                                                                                   -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Principal repayments on mortgages                                                (140)         (169)
     Debt issuance costs                                                                             (73)
     Draws on lines of credit                                                        4,500         3,500
     Distributions to shareholders                                                  (2,199)       (2,198)
     Repurchase of common stock                                                       (165)
                                                                                   -------       -------
       NET CASH FLOWS PROVIDED BY
         FINANCING ACTIVITIES                                                        1,996         1,060
                                                                                   -------       -------

Net increase in cash and cash equivalents                                              932           898

Cash and cash equivalents at beginning of period                                       821         1,857
                                                                                   -------       -------

Cash and cash equivalents at end of period                                         $ 1,753       $ 2,755
                                                                                   =======       =======

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION-
   CASH PAID FOR INTEREST DURING THE PERIOD                                        $ 5,540       $ 5,649
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

Reclassifications - Certain reclassifications have been made to prior year financial statements in order to conform with the current year presentation.

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


Impact of Recently Adopted Accounting Standards - In June 1998, the Financial accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 as amended requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the value of those derivatives would be accounted for depending on the use of the derivatives and whether they qualify for hedge accounting, SFAS 133 is effective for fiscal years beginning after June 15, 2000. The Company's derivatives consist of interest rate cap agreements which the Company purchased to reduce its exposure to interest rate volatility on its floating rate debt. The Company has designated these instruments as cash flow hedges as they are used to hedge fluctuations in interest payments. It was determined that the derivatives had no value upon initial adoption of SFAS 133 on January 31, 2001 and in accordance with the transition provisions of SFAS 133, the Company recorded a cumulative effect adjustment of $450,000 as a reduction in net income. At March 31, 2001 the fair value of the interest rate caps remained zero. The Company believes those interest rate caps have been highly effective in achieving the risk management objectives for which they were intended since inception and will continue to be highly effective for the remaining term of the contract.

2.   COMPENSATION PLANS

         Compensation expense in connection with the Company's 401(k) retirement plan for the three months ended March 31, 2001 was approximately $12,500.

3. EARNINGS PER SHARE

         Earnings per share ("EPS") data were computed as follows (in thousands except per share amounts):

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                 ------------------------
                                                                    2001           2000
                                                                 ----------       -------
Net income before cumulative effect of change in accounting
principle                                                        $      324       $   948
                                                                 ==========       =======

Cumulative effect of change in accounting principle                    (450)
                                                                 ----------       -------
Net Income (Loss)                                                $     (126)      $   948
                                                                 ==========       =======
Weighted Average Shares Outstanding
Basic and Diluted                                                     5,165         5,173
                                                                 ==========       =======
Basic and Diluted EPS:
Earnings per share before cumulative effect of change in
accounting principle                                             $      .06       $   .18
                                                                 ==========       =======
Earnings per share                                               $     (.02)      $   .18
                                                                 ==========       =======


Diluted EPS reflects the potential dilution of securities that could share in the earnings but does not include shares issuable upon conversion of securities that would have an antidilutive effect on earnings per share.

4.   MORTGAGES

         In April 2001, the Company received a commitment from Oaktree CF Lender, L.L.C., an affiliate of Cohen Financial, to provide financing on the Pine Ridge Plaza in Lawrence, Kansas. A portion of the property consisting of approximately 23,000 square feet of additional rental space is currently under construction. Terms of the loan commitment include an aggregate principal amount of $10 million, term of 12 months and interest at the rate of 400 basis points over the 30 day LIBOR rate. The loan is subject to the lender's due diligence and is anticipated to close in May 2001 with initial funding of approximately $7.6 million. The balance of the loan is to be disbursed as construction of the additional retail space is completed and tenant leases are executed.

5.   STOCK REPURCHASE PLAN

         The Company has in place a Stock Repurchase Plan for up to 500,000 shares of its Common Stock, such purchases to be made in the open market, with the timing dependent upon market conditions, pending corporate events and availability of funds. During the three months ended March 31, 2001, the Company repurchased 17,500 shares at an average cost of $9.41 per share. In April 2001 the Company repurchased an additional 19,500 shares at an average cost of $7.73 per share.

6.   PROPERTY TRANSACTIONS

         In May 2001, the Company completed the sale of its property in Liberal, Kansas. Net proceeds after closing costs and adjustments were approximately $390,000.

         The Company entered into a purchase and sale agreement to sell a portion of its property in Arkansas City, Kansas. The Company is currently attempting to resolve certain issues regarding property usage in order to facilitate completion of the sale. It is uncertain at this time whether or not the sale will be completed and if so, at which time.

         In April 2001 the company entered into a purchase and sale agreement to sell its property in Green Bay, Wisconsin for $3.3 million. The sale is expected to close in the second quarter of 2001.

         The Company entered into an agreement in May 2001 to sell five of its properties for an aggregate sales price of $10.485 million. The properties consist of freestanding retail buildings and community shopping centers anchored by Kmart Corporation ("Kmart") located in Loves Park, Illinois, Valparaiso, Indiana, Milwaukee, Wisconsin, Stevens Pointe, Wisconsin and Cape Girardeau, Missouri. In conjunction with this agreement, Kmart has exercised a right of first refusal to purchase the Company's freestanding retail property in Madison, Wisconsin at a price of $1.625 million. The sales are anticipated to close in the second quarter 2001.

7.   SUBSEQUENT EVENTS

         In May 2001 the Circuit Court in Oakland County, Michigan granted summary disposition in favor of Anthony S. Gramer, Malan's former president and CEO, in litigation brought by Gramer seeking more than $1 million for breach of an employment agreement. The Company believes that the order was entered in error and intends either to seek a rehearing before the court or to file an appeal with the Michigan Court of Appeals.

         The court ruled that Gramer is entitled under his agreements with the Company to both change in control payments and termination payments through December 2003, absent termination for cause. The Company is not able to determine from the order whether the court would require that the payments sought by Gramer, which total between approximately $1.0 and $1.2 million, be made in a lump sum or throughout the disputed term of Gramer's employment agreement ending on December 31, 2003.

         The Company intends to vigorously pursue all available avenues open in the litigation because the Company strongly believes that they have met all obligations under the employment agreement.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2001 to Three Months Ended March 31, 2000

         Total revenues decreased approximately $460,000 from 2000. Minimum rents decreased approximately $289,000 primarily due to the closure of the theater tenant at Bricktown Square, Chicago, IL. Percentage rents decreased $106,000 due to the receipt in 2000 of a one-time settlement of percentage rents of $195,000 offset by an overall increase in 2001 percentage rents from the Company's anchor tenants. Recoveries from tenants increased approximately $128,000 as a result of the increased reimbursable operating expenses. Interest and other income decreased $193,000 primarily due to non recurring lease termination income from two tenants recognized in 2000.

         Total operating expenses increased approximately $324,000 from 2000 to 2001. Property and operating maintenance expense increased $206,000 primarily due to the higher cost of snow removal and overall increases in utilities, ground rent, sweeping and insurance. General and administrative increased $103,000 due to increased legal and other professional fees. Depreciation and amortization increased by $39,000 primarily due to capital items that were completed in 2000.

         Interest expense (including related amortization of deferred financing costs) decreased approximately $160,000 primarily due to a reduction in amortization of rate cap costs as a result of the adoption of SFAS No. 133, which addresses accounting for derivative instruments and hedging activities. The cumulative effect of the change in accounting principle was a reduction in net income of $450,000 as of January 1, 2001.

         Overall, net income decreased by $1.074 million in 2001 primarily as a result of a reduction in revenues due to the closure of a major tenant, higher operating costs and the cumulative effect of a change in accounting principle offset by lower interest rates.

FUNDS FROM OPERATIONS AND RELATED INFORMATION

         Management considers Funds From Operations ("FFO") to be a standard measure of performance of an equity real estate investment trust. The Company uses the method of calculating FFO prescribed by the October 1999 White Paper issued by the National Association of Real Estate Investment Trusts (NAREIT) which utilizes net income or loss excluding gains and losses from sales of depreciable operating property, further adjusted for certain non-cash items including depreciation and amortization of real estate assets and including items from nonrecurring events except for those that are defined as extraordinary items under generally accepted accounting principles. It is the opinion of management that reduction for, or inclusion of these items, is not meaningful in evaluating income-producing real estate, which, in general, has historically not depreciated.

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

         The following table shows the components that comprise the Company's FFO for the three months ending March 31, 2001 and 2000 as well as additional related disclosures.

                                                  Three Months Ended
                                                  ------------------
                                                      March 31,
                                                      ---------
                                                 2001           2000
                                                 ----           ----
                                                    (in thousands)
NET INCOME....................................  $  (126)      $  948
Depreciation of buildings and improvements....    1,518        1,545
Amortization of tenant allowances and
   improvements...............................      108           47
Amortization of leasing costs.................       38           39
Cumulative effect of change in
   accounting principle.......................      450
                                                -------       ------
FUNDS FROM OPERATIONS, BASIC..................    1,988        2,579
Interest expense on convertible securities....    1,589        1,589
Amortization of deferred financing costs
   on convertible securities..................       69           69
                                                -------       ------

FUNDS FROM OPERATIONS, DILUTED................  $ 3,646       $4,237
                                                =======       ======

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted.............................    5,165        5,173
                                                =======       ======
Diluted, assuming conversion of
   convertible securities.....................    9,268        9,275
                                                =======       ======

                                                    Three Months Ended
                                                    ------------------
                                                         March 31,
                                                         ---------
                                                  2001             2001
                                                  ----             ----
                                                 (in thousands, except for
                                                  per square foot amounts
                                                        and leases)
                                                 -------------------------
Summary of Capital Expenditures
Gross Leasable Area of Portfolio                   5,980          6,041
New tenants                                           10              3
-Square footage                                       35              9
Renewal tenants                                       42             35
-Square footage                                      245             94

New Tenants:
Tenant improvements and tenant allowances         $    8             --
-Per square foot                                  $ 7.41             --
Leasing commissions                               $   71         $   18
-Per square foot                                  $ 1.63         $ 4.50

Renewal Tenants
Tenant improvements and allowances                    --             --
Leasing commissions                                   --             --

Corporate/administrative items
Computer equipment                                $   45             --

Existing Properties
-Capital maintenance                                  --         $  129
--Per square foot                                     --         $ 0.13
-Gross leasable area                                                968

Development Properties
-Building expansions                                  --             --
-Gross leasable area                                  --             --

Other Information
Amortization of deferred financing costs          $  345         $  417
Officer's compensation paid in stock              $   70             --
Same store net operating income                   $7,159         $7,685
Leases signed                                         52             38
-Square footage                                      280            103
Leases expiring                                       58             42
-Square footage                                      385            105

LIQUIDITY AND CAPITAL RESOURCES

       Cash flow from operations is the principal source of capital to fund the Company's ongoing operations. Current efforts to increase cash flow have centered on additional redevelopment opportunities at certain of the Company's existing properties and disposition of noncore assets.

   Developments and Redevelopments

        Phase II of the redevelopment of the Pine Ridge Plaza in Lawrence, Kansas is progressing. The Company completed its work on the construction of a 22,000 square foot Old Navy and a 12,000 square foot Famous Footwear in April 2001. Both stores are anticipated to open in the second quarter 2001. Total costs of construction through March 31, 2001 are approximately $1.1 million which were funded out of proceeds from the Company's lines of credit. Construction began in December 2000 on an additional freestanding building of 23,500 square feet which is anticipated to be subdivided into spaces ranging from 2,500 to 5,000 square feet each. Total costs of the Phase II development are estimated to be approximately $3.5 million and are being funded partially through a $10 million loan with Cohen Financial Services discussed further below and the balance through draws on the Company's lines of credit.

       In February 2001, the Company began redevelopment of 34,600 square feet of formerly vacant space at the Company's property in Wichita, Kansas. Total estimated cost of the redevelopment are approximately $600,000 of which $175,000 were incurred through March 31, 2001.

       In March 2001, the Company obtained city approval to redevelop up to 90 acres of property in Farmington Hills, Michigan, contiguous to and inclusive of the Company's existing 12 acre Orchard-14 Shopping Center, under a Planned Unit Development agreement with the city. The Company intends to acquire and redevelop portions of the 90 acres of property in phases through a joint venture agreement with Grand/Sakwa Acquisitions, LLC a high quality, well-established local developer. While the entire scope of the project and the joint venture agreement is yet to be determined, the total costs of the project could be as much as $70 million and are anticipated to be expended over the next several years. It is anticipated that the Company's share of the cost would be up to 50% and would be funded through draws on the Company's lines of credit, project specific financing and initial proceeds of a $10 million loan with Cohen Financial Services discussed further below. The Company's share of costs of the project over the next twelve months could total up to $14 million.

      Capital Expenditures

      The Company incurs capital expenditures in the ordinary course of business in order to maintain its properties. Such capital expenditures typically include roof, parking lot and other structural repairs, some of which are reimbursed by tenants. For the three months ended March 31, 2001, the Company had not incurred any capital expenditures. Approximately $734,000 is anticipated to be incurred by year-end 2001 to be funded out of reserves required under the Company's collateralized mortgages and operating cash flows.

         The Company will occasionally provide inducements such as building allowances or space improvements and will generally pay leasing commissions to outside brokers in order to procure new tenants or renegotiate expiring leases with current tenants. The total cost of these expenditures in 2001 is estimated to be approximately $1.9 million (of which $63,000 had been incurred in the three months ended March 31, 2001). These expenditures are generally funded by operating cash flows.

      Sources of Capital

      The Company has in place a Stock Repurchase Plan for up to 500,000 shares of its Common Stock, such purchases to be made in the open market, with the timing dependent upon market conditions, pending corporate events and availability of funds. During the three month period ended March 31, 2001, the Company repurchased 17,500 shares at an average cost of $9.41 per share. In April 2001 the Company repurchased an additional 19,500 shares at an average cost of $7.73 per share.

      The Company has in place a plan to repurchase and retire up to $15 million aggregate principal of its 9.5% Subordinated Convertible Debentures ("Debentures") due July 2004. Through March 31, 2001, the Company had repurchased $11.807 million of Debentures under the plan. No Debentures were repurchased during the three months ended March 31, 2001; however, the Company may make additional purchases in the future as funds become available.

  In May 2001, the Company completed the sale of its property in Liberal, Kansas. Net proceeds after closing costs and adjustments were approximately $390,000.

       The Company entered into a purchase and sale agreement to sell a portion of its property in Arkansas City, Kansas. The Company is currently attempting to resolve certain issues regarding property usage in order to facilitate completion of the sale. It is uncertain at this time whether or not the sale will be completed and if so, at which time.

       In April 2001 the company entered into a purchase and sale agreement to sell its property in Green Bay, Wisconsin for $3.3 million. The sale is expected to close in the second quarter of 2001.

       The Company entered into an agreement in May 2001 to sell five of its properties for an aggregate sales price of $10.485 million. The properties consist of freestanding retail buildings and community shopping centers anchored by Kmart Corporation ("Kmart") located in Loves Park, Illinois, Valparaiso, Indiana, Milwaukee, Wisconsin, Stevens Pointe, Wisconsin and Cape Girardeau, Missouri. In conjunction with this agreement, Kmart has exercised a right of first refusal to purchase the Company's freestanding retail property in Madison, Wisconsin at a price of $1.625 million. The sales are anticipated to close in the second quarter 2001.

     Financings

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

      The Company's line of credit with Bank One (the "Bank One Line") is a revolving line of credit which expires September 30, 2001. The Bank One Line calls for monthly payments of interest at the Bank's prime rate or 200 basis points over LIBOR, at the Company's option, and is collateralized by the Company's interest in Orchard-14 Shopping Center in Farmington Hills, Michigan. The Company's line of credit with Greenwich Capital Markets, Inc. (the "Greenwich Capital Line") is a revolving line of credit which expires November 2001 and is collateralized by 17 properties owned by the Company's wholly owned subsidiary, Malan Revolver, Inc. The Greenwich Capital Line requires monthly payments of interest only at LIBOR plus 250 basis points. Amounts outstanding as of March 31, 2001 under the Greenwich Capital Line and the Bank One Line were $14.2 million and $2.0 million, respectively, and the maximum available borrowings under each line as of that date were $16.1 million and $3.0 million, respectively.

     In April 2001, the Company received a commitment from Oaktree CF Lender, L.L.C., an affiliate of Cohen Financial, to provide financing on the Pine Ridge Plaza in Lawrence, Kansas. A portion of the property consisting of approximately 23,000 square feet of additional rental space is currently under construction. Terms of the loan commitment include an aggregate principal amount of $10 million, term of 12 months and interest at the rate of 400 basis points over the 30 day

LIBOR rate. The loan is subject to the lender's due diligence and is anticipated to close in May 2001 with initial funding of approximately $7.6 million. The balance of the loan is to be disbursed as construction of the additional retail space is completed and tenant leases are executed. Proceeds of the initial funding are anticipated to be utilized for the Farmington Hills, Michigan development discussed above and to pay for costs of the loan.

      Bricktown Square Shopping Center

      The Company owns Bricktown Square Shopping Center ("Bricktown") which collateralizes two loans, the 8.5% Secured Convertible Notes due July 2003 (the "Convertible Notes") and the City of Chicago UDAG Loan (the "UDAG Loan") with outstanding balances of $27 million and approximately $7.8 million, respectively, at March 31, 2001. The UDAG Loan is secondary to the Convertible Notes and is nonrecourse to the Company. Net operating income and cash flows from Bricktown have been steadily declining since 1998.

      The Company believes the current value of Bricktown is substantially below the debt obligations that it collateralizes and that cash flows from Bricktown's operations are currently insufficient to support the debt service requirements for the loans. In March 2001, the Company entered into an agreement with the City of Chicago under which no payments will be due on the UDAG Loan until December 2001. In May 2001, the Company executed a lease for a health club for a 35,000 square foot space formerly occupied by a theater tenant.

      Litigation

      In May 2001 the Circuit Court in Oakland County, Michigan granted summary disposition in favor of Anthony S. Gramer, Malan's former president and CEO, in litigation brought by Gramer seeking more than $1 million for breach of an employment agreement. The Company believes that the order was entered in error and intends either to seek a rehearing before the court or to file an appeal with the Michigan Court of Appeals.

      The court ruled that Gramer is entitled under his agreements with the Company to both change in control payments and termination payments through December 2003, absent termination for cause. The Company is not able to determine from the order whether the court would require that the payments sought by Gramer, which total between approximately $1.0 and $1.2 million, be made in a lump sum or throughout the disputed term of Gramer's employment agreement ending on December 31, 2003. As such, the Company is uncertain as to the effect on future cash flows should the circuit courts ruling stand.

      The Company intends to vigorously pursue all available avenues open in the litigation because the Company strongly believes that they have met all obligations under the employment agreement.



      Safe Harbor Statement

      Each of the above statements regarding anticipated operating results are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes the statements and projections are based upon reasonable assumptions, actual results may differ from those projected. Key factors that could cause actual results to differ materially include the results of the Company's restructuring of the Bricktown debt described above, the Company's ability to refinance its other indebtedness as it comes due, the Company's success in selling mature assets and redeloying the proceeds into attractive new investments, economic downturns, bankruptcies and other financial difficulties of tenants, successful and timely completion of sales, acquisitions, renovations and development programs, leasing activities, the outcome of the litigation filed by the Company's former president, the ability to access capital on attractive returns for future growth, and other risks associated with the commercial real estate business, and as detailed in the Management's Discussion and Analysis of Financial Condition and Results of Operations.


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

      ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      The Company has exposure to interest rate risk on certain of its debt obligations and interest rate instruments. Based on the Company's outstanding variable rate debt at March 31, 2001, a one percent increase or decrease in interest rates would decrease or increase, respectively, the Company earnings and cash flows by approximately $172,000 on an annualized basis.

                          MALAN REALTY INVESTORS, INC.

PART II - OTHER INFORMATION

Item 1:  Legal Proceedings

         See "Litigation" under Liquidity and Capital Resources in Managements Discussion and Analysis of Financial Conditions and Results of Operations.

Item 2:  Changes in Securities

         NONE

Item 3:  Defaults Upon Senior Securities

         NONE

Item 4:  Submission of Matters to a Vote of Security Holders

         NONE

Item 5:  Other Information

         NONE

Item 6:  Exhibits and Reports on Form 8-K

         a)  Exhibit Index:

         b)  Reports on Form 8-K

             A Form 8-K dated April 27, 2001 and filed on May 2, 2001 reported that the Company had engaged PricewaterhouseCoopers LLP in place of Deloitte & Touche, LLP as principal accountants for the fiscal year ending December 31, 2001.

             A Form 8-K/A dated April 27, 2001 and filed on May 8, 2001 with the letter from Deloitte & Touche, LLP regarding its concurrence with the Company's statement regarding change of accountants as required by Item 304 (a)(3) of Regulation S-K.

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

MALAN REALTY INVESTORS, INC.



By: /s/ Jeffrey D. Lewis
   --------------------------------------
        Jeffrey D. Lewis
        Chief Executive Officer




By: /s/ Elliott J. Broderick
    ------------------------------------
        Elliott J. Broderick
        Chief Financial Officer




Dated: May 10, 2001