Form 10-Q
period 2001-06-30
MALAN REALTY INVESTORS INC
filed 2001-08-14
CIK 914735

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2001

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. YES [X] NO [ ]


         As of August 8, 2001, 5,132,470 shares of Common Stock, Par Value $.01 Per share were outstanding.

                         MALAN REALTY INVESTORS, INC.
                                    FORM 10-Q

                                      INDEX

                                                                                              PAGE
                                                                                              ----

PART I   FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                        Balance Sheets as of June 30, 2001
                        (unaudited) and December 31, 2000                                     3

                        Statements of Operations (unaudited) for
                        the three months and six months
                        ended June 30, 2001 and 2000                                          4

                        Statements of Cash Flows (unaudited) for the
                        six months ended June 30, 2001 and 2000                               5

                        Notes to Consolidated Financial Statements (unaudited)                6-9


Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                             10-17

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                           17

PART II  OTHER INFORMATION                                                                    18-19


SIGNATURES                                                                                    20

                  MALAN REALTY INVESTORS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                           JUNE 30,             DECEMBER 31,
                                                                                             2001                   2000
                                                                                        --------------          -------------
                                                                                          (UNAUDITED)
ASSETS
   Real estate
     Land, buildings and improvements                                                        $260,980               $265,566
     Less: accumulated depreciation                                                           (34,708)               (32,020)
                                                                                        --------------          -------------
     Total                                                                                    226,272                233,546

   Accounts receivable, net                                                                     1,359                  1,095
   Deferred financing and other                                                                 6,513                  6,420
   Cash and cash equivalents                                                                    5,014                    821
   Restricted cash - mortgage escrow deposits                                                   1,561                  2,101
                                                                                        --------------          -------------
          TOTAL ASSETS                                                                       $240,719               $243,983
                                                                                        ==============          =============

LIABILITIES
   Mortgages                                                                                 $129,857               $125,011
   Convertible debentures                                                                      42,743                 42,743
   Convertible notes                                                                           27,000                 27,000
   Accounts payable and other                                                                   2,356                  2,763
   Accrued distributions payable                                                                1,278                  2,199
   Accrued property taxes                                                                       1,287                  1,310
   Accrued interest payable                                                                     4,104                  3,873
                                                                                        --------------          -------------
          Total Liabilities                                                                   208,625                204,899
                                                                                        --------------          -------------

SHAREHOLDERS' EQUITY
   Common stock ($.01 par value, 30 million shares authorized,
     5,132,470 and 5,162,920 shares issued and outstanding at June
     30, 2001 and
     December 31, 2000, respectively)                                                              52                     52
    Additional paid in capital                                                                 73,832                 74,078
    Accumulated distributions in excess of net income                                         (41,790)               (35,046)
                                                                                        --------------          -------------
          Total shareholders' equity                                                           32,094                 39,084
                                                                                        --------------          -------------

          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                         $240,719               $243,983
                                                                                        ==============          =============


                 See Notes to Consolidated Financial Statements

                  MALAN REALTY INVESTORS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                        THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                             JUNE 30,                            JUNE 30,
                                                                     2001              2000               2001               2000
                                                               ----------------   ---------------   ---------------   --------------
Revenues
          Minimum rent                                                  $7,167            $7,455          $14,339           $14,916
          Percentage and overage rents                                     123               165              536               684
          Recoveries from tenants                                        2,450             2,401            5,365             5,188
          Interest and other income                                        135               104              204               366
          Gain on sale of real estate                                      768             3,170              768             3,170
                                                               ----------------   ---------------   --------------    --------------
    Total Revenues                                                      10,643            13,295           21,212            24,324
                                                               ----------------   ---------------   --------------    --------------

EXPENSES
          Property operating and maintenance                               692               682            1,842             1,626
          Other operating expenses                                         400               452              775               832
          Real estate taxes                                              2,114             2,099            4,169             4,173
          General and administrative                                       804               634            1,479             1,156
          Proxy contest and related change in control costs                                3,351                              3,401
          Depreciation and amortization                                  1,696             1,637            3,367             3,269
          Impairment of real estate                                      3,591                              3,591
                                                               ----------------   ---------------   --------------    --------------
    Total Operating Expenses                                             9,297             8,855           15,223            14,457
                                                               ----------------   ---------------   --------------    --------------

OPERATING INCOME                                                         1,346             4,440            5,989             9,867
INTEREST EXPENSE                                                         4,484             4,499            8,803             8,978
                                                               ----------------   ---------------   --------------    --------------

INCOME BEFORE EXTRAORDINARY
          ITEM AND CUMULATIVE EFFECT OF
          CHANGE IN ACCOUNTING PRINCIPLE                                (3,138)              (59)          (2,814)              889

EXTRAORDINARY ITEM:
          Loss on extinguishment of debt                                                     (93)                               (93)
                                                               ----------------   ---------------   --------------    --------------

INCOME BEFORE CUMULATIVE
          EFFECT OF CHANGE IN ACCOUNTING
          PRINCIPLE                                                     (3,138)             (152)          (2,814)              796

CUMULATIVE EFFECT OF CHANGE
          IN ACCOUNTING PRINCIPLE                                                                            (450)
                                                               ----------------   ---------------   --------------    --------------

NET (LOSS ) INCOME                                                     ($3,138)            ($152)         ($3,264)             $796
                                                               ================   ===============   ==============    ==============

BASIC AND DILUTED EARNINGS PER SHARE
          BEFORE EXTRAORDINARY ITEM AND
          CUMULATIVE EFFECT OF CHANGE
          IN ACCOUNTING PRINCIPLE:                                      ($0.61)           ($0.01)          ($0.55)            $0.17
                                                               ================   ===============   ==============    ==============

BASIC AND DILUTED EARNINGS PER SHARE
          BEFORE CUMULATIVE EFFECT OF
          CHANGE IN ACCOUNTING PRINCIPLE:                               ($0.61)           ($0.03)          ($0.55)            $0.15
                                                               ================   ===============   ==============    ==============

          BASIC AND DILUTED EARNINGS PER SHARE                          ($0.61)           ($0.03)          ($0.63)            $0.15
                                                               ================   ===============   ==============    ==============

WEIGHTED AVERAGE SHARES OUTSTANDING:

          BASIC                                                      5,133,431         5,173,361        5,149,129         5,172,975
                                                               ================   ===============   ==============    ==============
          DILUTED                                                    5,133,431         5,173,361        5,149,129         5,174,767
                                                               ================   ===============   ==============    ==============



                 See Notes to Consolidated Financial Statements

                  MALAN REALTY INVESTORS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                          SIX MONTHS ENDED JUNE 30,

                                                                                          2001                  2000
                                                                                  -------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET (LOSS) INCOME                                                                          ($3,264)                $796
                                                                                  -------------------   ------------------
  Adjustments to reconcile net income to
   net cash flows provided by operating activities:
     Depreciation and amortization                                                             3,367                3,269
     Amortization of deferred financing costs                                                    721                  839
     Directors compensation issued in stock                                                                            24
     Officer compensation issued in stock                                                         70
     Gain on sales of real estate                                                               (768)              (3,170)
     Impairment of real estate                                                                 3,591
     Loss on extinguishment of debt                                                                                    93
     Cumulative effect of change in accounting principle                                         450
     Change in operating assets and liabilities that
       provided (used) cash:
          Accounts receivable and other assets                                                (1,268)              (2,938)
          Accounts payable, deferred income and
             other accrued liabilities                                                          (199)               3,030
                                                                                  -------------------   ------------------
       Total adjustments                                                                       5,964                1,147
                                                                                  -------------------   ------------------
       NET CASH FLOWS PROVIDED BY
         OPERATING ACTIVITIES                                                                  2,700                1,943
                                                                                  -------------------   ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Real estate developed, acquired or improved                                              (2,262)              (1,527)
     Additions to leasehold improvements and equipment                                           (59)
     Deposits to escrow                                                                       (9,501)             (10,101)
     Disbursements from escrow                                                                10,041               10,195
     Net proceeds from sales of real estate                                                    3,530                6,531
                                                                                  -------------------   ------------------
       NET CASH FLOWS PROVIDED BY
         INVESTING ACTIVITIES                                                                  1,749                5,098
                                                                                  -------------------   ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Principal repayments on mortgages                                                          (272)              (1,792)
     Debt issuance costs                                                                        (386)                (109)
     Draws on lines of credit                                                                  5,500                5,500
     Repayment of lines of credit                                                             (8,000)
     Proceeds from mortgages                                                                   7,618
     Debt extinguishment costs                                                                                        (34)
     Distributions to shareholders                                                            (4,401)              (4,397)
     Repurchase of common stock                                                                 (315)
                                                                                  -------------------   ------------------
       NET CASH FLOWS USED FOR
         FINANCING ACTIVITIES                                                                   (256)                (832)
                                                                                  -------------------   ------------------

Net increase in cash and cash equivalents                                                      4,193                6,209

Cash and cash equivalents at beginning of period
                                                                                                 821                1,857
                                                                                  -------------------   ------------------

Cash and cash equivalents at end of period                                                    $5,014               $8,066
                                                                                  ===================   ==================


SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION-
   CASH PAID FOR INTEREST DURING THE PERIOD                                                   $7,887               $8,096
                                                                                  ===================   ==================





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

Principles of Consolidation - The accompanying consolidated financial statements include the activity of the Company and its wholly owned subsidiaries, Malan Mortgagor, Inc., Malan Meadows, Inc., Malan Revolver, Inc., Malan Aurora Corp., Malan Midwest, LLC and Malan Pine Ridge LLC. All significant inter-company balances and transactions have been eliminated.

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

Impact of Recently Adopted Accounting Standards- In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133, as amended, required companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the value of those derivatives would be accounted for depending on the use of the derivatives and whether they qualify for hedge accounting. SFAS 133 is effective for fiscal years beginning after June 15, 2000. The Company's derivatives consist of interest rate cap agreements which the Company purchased to reduce its exposure to interest rate volatility on its floating rate debt. The Company has designated these instruments as cash flow hedges as they are used to hedge fluctuations in interest payments. It was determined that the derivatives had no value upon initial adoption of SFAS 133 on January 31, 2001 and in accordance with the transition provisions of SFAS 133, the Company recorded a cumulative effect adjustment of $450,000 as a reduction in net income. At June 30, 2001 the fair value of the interest rate caps remained at no value. The Company believes those interest rate caps have been highly effective in achieving the risk management objectives for which they were intended since inception and will continue to be highly effective for the remaining term of the contract.

2.   COMPENSATION PLANS

Compensation expense in connection with the Company's 401(k) retirement plan for the six months ended June 30, 2001 was approximately $22,300.

3.   EARNINGS PER SHARE

Earnings per share ("EPS") data were computed as follows (in thousands except per share amounts):

                                                          Three Months Ended June 30,     Six Month Ended June 30,
                                                          ---------------------------     ------------------------
                                                          2001              2000                 2001          2000
                                                          ----              ----                 ----          ----
Income (loss) before extraordinary item and
 cumulative effect of change in accounting principle.   $ (3,138)        $   (59)                $(2,814)     $   889
                                                        ========        ========                 =======      =======

Income (loss) before cumulative effect of change in
 accounting principle . . . . . . . . . . . . . . . . . $ (3,138)        $  (152)                $(2,814)      $  796
                                                        ========        ========                 =======      =======

Net income (loss) . . . . . . . . . . . . . . . . . . . $ (3,138)        $  (152)                $(3,264)      $  796
                                                        ========        ========                 =======      =======

BASIC EPS:
Weighted-Average Shares Outstanding . . . . . . . . . .    5,133           5,173                   5,149        5,173
                                                        ========        ========                 =======      =======
 Basic earnings per share before extraordinary
  items and cumulative effect of change in
  accounting principle. . . . . . . . . . . . . . . . . $   (.61)        $  (.01)                $  (.55)      $ 0.17
                                                        ========        ========                 =======      =======

 Basic earnings per share before cumulative
  effect of change in accounting principle. . . . . . . $   (.61)        $  (.03)                $  (.55)      $ 0.15
                                                        ========        ========                 =======      =======
 Basic earnings per share . . . . . . . . . . . . . . . $   (.61)        $  (.03)                $  (.63)      $ 0.15
                                                        ========        ========                 =======      =======

DILUTED EPS:
Weighted-average shares outstanding . . . . . . . . . .    5,133           5,173                   5,149        5,173
 Net shares issuable upon exercise of dilutive options.                                                             2
                                                        --------        --------                 -------      -------
  Shares applicable to diluted earnings . . . . . . . .    5,133           5,173                   5,149        5,175
                                                        ========        ========                 =======      =======
Diluted earnings per share before extraordinary item
 and cumulative effect of change in accounting
 principle. . . . . . . . . . . . . . . . . . . . . . .  $ ( .61)        $  (.01)                $  (.55)      $ 0.17
                                                        ========        ========                 =======      =======
Diluted earnings per share before cumulative effect
 of change in accounting principle. . . . . . . . . . .  $ ( .61)        $   (.03)               $  (.55)      $ 0.15
                                                        ========        ========                 =======      =======
Diluted earnings per share. . . . . . . . . . . . . . .  $ ( .61)        $   (.03)               $  (.63)      $ 0.15
                                                        ========        ========                 =======      =======

         Diluted EPS reflects the potential dilution of securities that could share in the earnings but does not include shares issuable upon conversion of securities that would have an antidilutive effect on earnings per share.

4.   MORTGAGES

         In May 2001, the Company entered into a $10 million loan agreement with Oaktree CF Lender, L.L.C., an affiliate of Cohen Financial Services, to help fund its portion of costs associated with the redevelopment of property in Farmington Hills, Michigan. Terms of the loan include a term of 12 months and interest at the rate of 400 basis points over the 30-day LIBOR rate with a floor of 8% per annum. The loan is collateralized by the Company's shopping center development in Lawrence, Kansas. Initial funding of approximately $7.6 million was received upon closing with the balance of the loan is to be disbursed as construction of additional retail space in Lawrence is completed and tenant leases are executed.

         As of June 30, 2001, the Company was in violation of its quarterly corporate debt service coverage ratio covenant on its line of credit with Greenwich Capital Markets, Inc. primarily as a result of an impairment of real estate under SFAS No. 121, recorded in the second quarter 2001. The Company subsequently received a waiver of the covenant from the lender conditioned on the suspension of any additional draws on the line until the minimum quarterly debt service coverage ratio requirement is once again achieved.

5.   STOCK REPURCHASE PLAN

         The Company has in place a Stock Repurchase Plan for up to 500,000 shares of its Common Stock, such purchases to be made in the open market, with the timing dependent upon market conditions, pending corporate events and availability of funds. During the six months ended June 30, 2001, the Company repurchased 37,000 shares at an average cost of $8.53 per share.

6.   PROPERTY TRANSACTIONS

         In the second quarter 2001, the Company sold its properties in Liberal, Kansas and Green Bay, Wisconsin. Net proceeds after closing costs and adjustments were approximately $390,000 and $3.1 million, respectively.

         In July 2001, the Company sold its Kmart shopping centers on East Washington Street in Madison, Wisconsin and in New Lenox, Illinois for $1.6 million and $5.0 million, respectively, in a single transaction with Kmart Corporation. Combined net proceeds after closing costs and adjustments were approximately $5.7 million.

         The Company entered into an agreement in May 2001 to sell five freestanding retail buildings and community shopping centers anchored by Kmart Corporation ("Kmart") located in Loves Park, Illinois, Valparaiso, Indiana, Milwaukee, Wisconsin, Stevens Point, Wisconsin and Cape Girardeau, Missouri. In July 2001, the purchase agreement was modified to extend the purchasers period to obtain financing and to exclude the properties located in Loves Park, Illinois and Valparaiso, Indiana from the agreement. The sale of the remaining properties is expected to close in the third quarter 2001 at a contract price of $5.36 million.

         The Company had previously entered into a purchase and sale agreement to sell a portion of its property in Arkansas City, Kansas. The Company was unable to resolve certain issues regarding property usage in order to facilitate completion of the sale and in July 2001 the agreement was terminated.

7.   IMPAIRMENT OF REAL ESTATE

         During the second quarter 2001, the company recorded an impairment of real estate of $3.591 million due to managements conclusion that the cost basis will not be recovered through cash flows associated with future operations or sale in accordance with Statement of Financial Accounting Standards (SFAS) No.
121. The carrying values of Bricktown Square in Chicago, Illinois and Stevens Point,Wisconsin were reduced by $3.293 million and $298,000, respectively, to their respective estimated fair values.

8.   COMMITMENTS AND CONTINGENCIES

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

         The Company has not recorded a liability related to this lawsuit and intends to vigorously pursue all available avenues open in the litigation because it strongly believes that all obligations under the employment agreement have been met.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2001 to Three Months Ended June 30,
2000

         Total revenues decreased $2.652 million from 2000. Approximately $2.402 million of the decrease is attributable to a decrease in net gains on sales of real estate. Minimum rents decreased approximately $288,000 primarily due to the closure of a theater tenant at the Bricktown Square Shopping Center ("Bricktown Square") in Chicago, Illinois.

         Total operating expenses increased $442,000 primarily due to a decrease in nonrecurring costs of $3.351 million for a proxy contest and related expenses incurred in the second quarter 2000 offset by an impairment of real estate of approximately $3.591 million recorded in 2001. The impairment of real estate relates to a reduction in carrying value in accordance with Statement of Financial Accounting Standards (SFAS) No. 121 of the Company's interests in Bricktown Square and Stevens Point, Wisconsin of $3.293 million and $298,000, respectively. General and administrative expenses increased $170,000 primarily due to increased legal fees related to tenancy and financing issues at Bricktown Square and litigation with the Company's former CEO as well as professional fees related to the development and execution of the Company's strategic plan.

         Interest expense (including related amortization of deferred financing costs) decreased approximately $15,000 primarily due to a reduction in amortization of rate cap costs as a result of the adoption of SFAS No. 133, which addresses accounting for derivative instruments and hedging activities, and lower interest expense related to the pay down of debt associated with sold properties as well as a decrease in interest rates on the Company's variable rate financing offset by an increase in amortization of deferred financing costs on new financing.

         Overall net loss increased by $2.986 million resulting primarily from a decrease in costs related to a proxy contest and related expenses offset by a charge for impairment of real estate and a decrease in net gains recognized on sales of real estate.

Comparison of Six Months Ended June 30, 2001 to Six Months Ended June 30, 2000

         Total revenues decreased $3.112 million from 2000. Approximately $2.402 million of the decrease is attributable to a decrease in net gains on sales of real estate. Minimum rents decreased $577,000 primarily due to the closure of a theater tenant at Bricktown Square. Percentage and overage rents decreased $148,000 due to the receipt in 2000 of a one-time settlement of percentage rents of $195,000 offset by an overall increase in 2001 percentage rents from the Company's anchor tenants. Recoveries from tenants increased $177,000 primarily due to an increase in recoverable operating costs discussed below. Interest and other income decreased $162,000 primarily due to non-recurring lease termination income from tenants recognized in 2000.

      Total operating expenses increased $766,000 from 2000. Property and operating maintenance expense increased $216,000 primarily due to the higher cost of snow removal and overall increases in utilities, ground rent, sweeping and insurance. Nonrecurring costs of $3.401 million incurred in 2000 relating to a proxy contest and related expenses were offset by an impairment of real estate of approximately $3.591 million recorded in 2001. The impairment of real estate relates to a reduction in the carrying value in accordance with SFAS No. 121 of the Company's interests in Bricktown Square and Stevens Point, Wisconsin of $3.293 million and $298,000, respectively. General and administrative expenses increased $323,000 primarily due to legal fees related to tenancy and financial issues at Bricktown Square and litigation with the Company's former CEO as well as professional fees related to the development of and execution of the Company's strategic plan. Depreciation and amortization increased by $98,000 primarily due to capital items that were completed in late 2000 and the first half of 2001.

         Interest expense (including related amortization of deferred financing costs) decreased approximately $175,000 primarily due to a reduction in amortization of rate cap costs as a result of the adoption of SFAS No. 133, which addresses accounting for derivative instruments and hedging activities, as well as a decrease in interest rates on the Company's variable rate financing offset by an increase in amortization of deferred financing costs on new financing. The cumulative effect of the change in accounting principle under SFAS No. 133 was a reduction in net income of $450,000 as of January 1, 2001.

         The Company incurred a loss on early extinguishment of debt in 2000 of $93,000 related to the pay down of debt in connection with the June 2000 sale of a property in Manchester, Missouri.

         Overall, net income decreased approximately $4.060 million resulting primarily from a decrease in costs related to a proxy contest and related expenses offset by charges for impairment of real estate and the cumulative effect of a change in accounting principle and a decrease in gains on sales of real estate.

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

         The Company reports FFO on both a basic and diluted basis. The diluted basis assumes the conversion of the Company's convertible debentures and convertible notes into shares of common stock as well as other common stock equivalents including those which are antidilutive to earnings per share. Management believes that conversion of the convertible securities is unlikely at this time based upon the conversion price of the securities in relation to the current market price of the Company's Common Stock.

The following table shows the components that comprise the Company's FFO for the three months and six months ending June 30, 2001 and 2000 as well as additional related disclosures.

                                                                       Three Months Ended June 30,       Six Months Ended June 30,
                                                                       ---------------------------       -------------------------
                                                                          2001             2000             2001            2000
                                                                          ----             ----             ----            ----
                                                                              (in thousands)                  (in thousands)
NET INCOME (LOSS)...........................................         $    (3,138)     $     (152)      $    (3,264)    $       796
Depreciation of buildings and improvements..................               1,528           1,546             3,046           3,091
Amortization of tenant allowances and
   improvements.............................................                 121              47               229              94
Amortization of leasing costs...............................                  38              43                76              82
Gain on sale of real estate.................................                (768)         (3,170)             (768)         (3,170)
Loss on extinguishment of debt..............................                                  93                                93
Impairment of Real Estate...................................               3,591                             3,591

Cumulative effect of change in
   accounting principle.....................................                                                   450
                                                                      ------------     ----------       -----------     -----------
FUNDS FROM OPERATIONS, BASIC................................               1,372          (1,593)            3,360             986
Interest expense on convertible securities..................               1,589           1,589             3,178           3,178
Amortization of deferred financing costs
   on convertible securities................................                  69              71               138             140
                                                                      ------------     ----------       -----------     -----------

FUNDS FROM OPERATIONS, DILUTED..............................         $     3,030      $       67       $     6,676     $     4,304
                                                                      ============     ==========       ===========     ===========

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted...........................................               5,133           5,173             5,149           5,173
                                                                      ============     ==========       ===========     ===========
Diluted, assuming conversion of
   convertible securities...................................               9,236           9,278             9,252           9,277
                                                                      ============     ==========       ===========     ===========

                                                                 Three Months Ended June 30,         Six Months Ended June 30,
                                                                 ---------------------------         -------------------------
                                                                    2001              2000             2001             2000
                                                                    ----              ----             ----             ----
                                                                 (in thousands, except for per square foot amounts and leases)
                                                                 -------------------------------------------------------------
Summary of Capital Expenditures
Gross Leasable Area of Portfolio                                      5,601             5,924            5,980            6,041
New tenants                                                               6                 6               13               11
-Square footage                                                          52                41               94               54
Renewal tenants                                                          21                 7               57               17
-Square footage                                                          99                18              327               41

New Tenants:
Tenant improvements and tenant allowances                         $     152         $     163       $      160       $      163
-Per square foot                                                  $    2.92         $    3.98       $     1.70       $     3.02
Leasing commissions                                               $      15         $     107       $       86       $      125
-Per square foot                                                  $    0.29         $    2.61       $     0.91       $     2.31

Renewal Tenants
Tenant improvements and allowances                                       -                 -              -                 -
Leasing commissions                                                      -                 -              -                 -

Corporate/administrative items
Computer equipment                                                       -                 -        $       46              -
Existing Properties
-Capital maintenance                                              $     236         $     405       $      236       $      405
--Per square foot                                                 $    0.38         $    0.21                        $     0.13
-Gross leasable area                                                    619             1,924              619            1,924

Development Properties
-Building expansions                                              $   2,049                -        $    2,049              -
-Gross leasable area                                                     58                -                58              -

Other Information
Amortization of deferred financing costs                          $     344         $     422       $      689       $      839
Officer's compensation paid in stock                                     -                 -        $       70              -
Same store net operating income                                   $   6,779         $   7,243       $   13,938       $   14,928
Leases signed                                                            27                13               70               28
-Square footage                                                         151                59              421               95
Leases expiring                                                           8                 4               52               38
-Square footage                                                          18                40              217              140

LIQUIDITY AND CAPITAL RESOURCES

         Cash flow from operations is the principal source of capital to fund the Company's ongoing operations. Current efforts to increase cash flow have centered on additional acquisitions of properties, redevelopment opportunities at certain of the Company's existing properties, disposition of noncore assets and refinancing of unencumbered properties.

Developments and Redevelopments

         Phase II of the redevelopment of the Pine Ridge Plaza in Lawrence, Kansas is progressing. The Company completed its work on the construction of a 22,000 square foot Old Navy and a 12,000 square foot Famous Footwear in April 2001. Both stores opened in the second quarter 2001. Total costs of construction through June 30, 2001 are approximately $2.6 million which were funded out of proceeds from the Company's lines of credit. Construction began in December 2000 on an additional freestanding building of 23,500 square feet which is anticipated to be subdivided into spaces ranging from 2,500 to 5,000 square feet each. Total costs through the Phase II development are estimated to be approximately $3.5 million and are being funded partially through a $10 million loan with Cohen Financial Services discussed further below and the balance through draws on the Company's lines of credit.

         In February 2001, the Company began redevelopment of 34,600 square feet of formerly vacant space at the Company's property in Wichita, Kansas. Total estimated costs of the redevelopment are approximately $600,000 of which $240,000 were incurred through June 30, 2001.

         In March 2001, the Company obtained city approval to redevelop up to 90 acres of property in Farmington Hills, Michigan, contiguous to and inclusive of the Company's existing 12 acre Orchard-14 Shopping Center, under a Planned Unit Development agreement with the city. Prior to approval by the city, the Company signed an agreement to enter into a joint development with Grand/Sakwa Acquisition, L.L.C. ("Grand /Sakwa") to acquire and redevelop portions of the 90 acres of property in phases through a joint venture. In June 2001, Grand/Sakwa filed suit in the Circuit Court in Oakland County, Michigan seeking to declare the joint development agreement unenforceable. The Company has denied the contention that the agreement is unenforceable and has filed a counter-claim seeking specific performance of the agreement, alleging breach of contract and claiming a breach of duty by Grand/Sakwa to negotiate in good faith.

         In order to fund its portion of the anticipated costs related to the initial phase of the redevelopment, the Company obtained a loan with Cohen Financial Services (discussed further below) in May 2001 and placed $9 million in an escrow account for the joint development. In order to mitigate its interest cost on the loan during litigation, the Company has subsequently utilized the funds to pay down the outstanding balance on its lines of credit and made temporary investments in short-term money market funds. Until the litigation with Grand/Sakwa is resolved, the Company is unable to determine the need for additional funds or the potential effect on cash flows related to the redevelopment.

Capital Expenditures

         The Company incurs capital expenditures in the ordinary course of business in order to maintain its properties. Such capital expenditures typically include roof, parking lot and other structural repairs, some of which are reimbursed by tenants. For the six months ended June 30, 2001, the Company incurred $281,000 of capital expenditures which was funded out of reserves required under the Company's collateralized mortgages and operating cash flows. Approximately $734,000 is anticipated to be incurred by year end 2001 to be funded by these same sources.

         The Company will occasionally provide inducements such as building allowances or space improvements and/or pay leasing commissions to outside brokers in order to procure new tenants or renegotiate expiring leases with current tenants. The total cost of these expenditures in 2001 is estimated to be approximately $1.9 million (of which $246,000 had been incurred in the six months ended June 30, 2001). These expenditures are generally funded by operating cash flows.

Sources of Capital

         The Company has in place a Stock Repurchase Plan for up to 500,000 shares of its Common Stock, such purchases to be made in the open market, with the timing dependent upon market conditions, pending corporate events and availability of funds. During the six month period ended June 30, 2001, the Company repurchased 37,000 shares at an average cost of $8.53 per share.

         The Company has in place a plan to repurchase and retire up to $15 million aggregate principal of its 9.5% Subordinated Convertible Debentures ("Debentures") due July 2004. Through June 30, 2001, the Company had repurchased $11.807 million of Debentures under the plan. No Debentures were repurchased during the six months ended June 30, 2001; however, the Company may make additional purchases in the future as funds become available.

         In the second quarter 2001, the Company sold its properties in Liberal, Kansas and Green Bay, Wisconsin. Net proceeds after closing costs and adjustments were approximately $390,000 and $3.1 million, respectively, and were utilized to pay down the balance on the Company's line of credit and for general working capital purposes.

         In July 2001, the Company sold its Kmart shopping centers on East Washington Street in Madison, Wisconsin and in New Lenox, Illinois for $1.6 million and $5.0 million, respectively, in a single transaction with Kmart Corporation. Combined net proceeds after closing costs and adjustments were approximately $5.7 million.

         The Company entered into an agreement in May 2001 to sell five freestanding retail buildings and community shopping centers anchored by Kmart Corporation ("Kmart") located in Loves Park, Illinois, Valparaiso, Indiana, Milwaukee, Wisconsin, Stevens Point, Wisconsin and Cape Girardeau, Missouri. In July 2001, the purchase agreement was modified to extend the purchaser's period to obtain financing and to exclude the properties located in Loves Park, Illinois and Valparaiso, Indiana from the agreement. The sale of the remaining properties is expected to close in the third quarter 2001 at a contract price of $5.36 million.

         The Company had previously entered into a purchase and sale agreement to sell a portion of its property in Arkansas City, Kansas. The Company was unable to resolve certain issues regarding property usage in order to facilitate completion of the sale and in July 2001 the agreement was terminated.

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

         The Company's line of credit with Bank One (the "Bank One Line") is a revolving line of credit which expires September 30, 2001. The Bank One Line calls for monthly payments of interest at the Bank's prime rate or 200 basis points over LIBOR, at the Company's option, and is collateralized by the Company's interest in Orchard-14 Shopping Center in Farmington Hills, Michigan. The Company is currently negotiating with Bank One to extend the Bank One Line for an additional twelve months. As of June 30, 2001 there were no borrowings outstanding on the line with an available balance of $3.0 million.

         The Company's line of credit with Greenwich Capital Markets, Inc. (the "Greenwich Capital Line") is a revolving line of credit which expires November 2001 and was originally collateralized by 17 properties owned by the Company's wholly owned subsidiary, Malan Revolver, Inc. The Greenwich Capital Line requires monthly payments of interest only at LIBOR plus 250 basis points. The amount outstanding as of June 30, 2001 under the Greenwich Capital Line was $9.2 million, and the maximum available borrowing under the line as of that date was $13.4 million. As of June 30, 2001, the Company was in violation of its quarterly corporate debt service coverage ratio covenant on the Greenwich Capital line primarily as a result of a non-cash impairment of real estate under SFAS No. 121 recorded in the second quarter 2001. The Company subsequently received a waiver of the covenant from the lender conditioned on the suspension of any additional draws on the line until the minimum quarterly debt service coverage ratio requirement is once again achieved.

         The Company sold two properties in the second quarter and two others in July 2001 that were part of the collateral for the Greenwich Capital Line. As of August 8, 2001, the maximum available borrowing and the amount outstanding under the line was approximately $8.5 million. The Company intends to repay the remaining balance on the Greenwich Capital Line by its due date from proceeds on property sales and refinance of currently unencumbered properties and out of available working capital.

         In May 2001, the Company entered into a $10 million loan agreement with Oaktree CF Lender, L.L.C., an affiliate of Cohen Financial Services to help fund its portion of the costs associated with the redevelopment of property in Farmington Hills, Michigan discussed above. Terms of the loan include a term of 12 months and interest at the rate of 400 basis points over the 30-day LIBOR rate with a floor of 8% per annum. The loan is collateralized by the Company's shopping center development in Lawrence, Kansas. Initial funding of approximately $7.6 million was received upon closing and the balance of the loan is to be disbursed as construction of the additional retail space in Lawrence is completed and tenant leases are executed

Bricktown Square Shopping Center

         The Company owns Bricktown Square in Chicago, Illinois which collateralizes two loans, the 8.5% Secured Convertible Notes due July 2003 (the "Convertible Notes") and the City of Chicago UDAG Loan (the "UDAG Loan") with outstanding balances of $27 million and approximately $7.8 million, respectively, at June 30, 2001. The UDAG Loan is secondary to the Convertible Notes and is nonrecourse to the Company. Net operating income and cash flows from Bricktown have been steadily declining since 1998.

         The Company believes the current value of Bricktown Square is substantially below the debt obligations that it collateralizes and that cash flows from the property's operations are currently insufficient to support the debt service requirements for the loans. In March 2001, the Company entered into an agreement with the City of Chicago under which no payments will be due on the UDAG Loan until December 2001. In May 2001, the Company executed a lease at the property with a health club for a 35,000 square foot space formerly occupied by a theater tenant. In the second quarter 2001, the Company recorded an impairment of real estate of approximately $3.293 million to reduce its carrying value in Bricktown Square to its estimated fair value in accordance with Statement of Financial Accounting Standards (SFAS) No. 121. The Company is marketing Bricktown Square for sale.

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

         The Company has not recorded a liability related to this lawsuit and intends to vigorously pursue all available avenues open in the litigation because it strongly believes that all obligations under the employment agreement have been met.

Safe Harbor Statement

         Each of the above statements regarding anticipated operating results are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes the statements and projections are based upon reasonable assumptions, actual results may differ from those projected. Key factors that could cause actual results to differ materially include the results of the Company's restructuring of the Bricktown debt described above, the Company's ability to refinance its other indebtedness as it comes due, the Company's success in selling mature assets and redeploying the proceeds into attractive new investments, economic downtowns, bankruptcies and other financial difficulties of tenants, successful and timely completion of sales, acquisitions, renovations and development programs, leasing activities, the outcome of the litigation filed by the Company's former president, the ability to access capital on attractive terms for future growth, and other risks associated with the commercial real estate business, and as detailed in the Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company has exposure to interest rate risk on its debt obligations and interest rate instruments. Based on the Company's outstanding variable rate debt at June 30, 2001, a one percent increase or decrease in interest rates would decrease or increase, respectively, the Company earnings and cash flows by approximately $168,000 on an annualized basis.

                          MALAN REALTY INVESTORS, INC.


PART II - OTHER INFORMATION

Item 1: Legal Proceedings

         See "Litigation" under Liquidity and Capital Resources in Management's Discussion and Analysis of Financial Conditions and Results of Operations

Item 2: Changes in Securities

         NONE

Item 3: Defaults Upon Senior Securities

         NONE

Item 4: Submission of Matters to a Vote of Security Holders

         The following matter was submitted to a vote of the security holders of the Company at its Annual Meeting of Shareholders held on May 17, 2001

         (a) Election of Directors

         The shareholders voted on the re-election of seven directors to serve a one-year term. Jeffrey D. Lewis, Edward T. Boutrous, Paul Gray II, Jill Holup, John P. Kramer, Andrew Miller and Edward J. Russell III were elected at the meeting to serve until the next annual meeting of shareholders and until their respective successors have been elected and qualified.

                  NOMINEES                  VOTES FOR                           VOTES WITHHELD
                  Jeffrey D. Lewis          4,695,035                           355,252
                  Edward T. Boutrous        4,711,363                           338,924
                  Paul Gray II              4,704,668                           345,619
                  Jill Holup                4,705,368                           344,919
                  John P. Kramer            4,708,568                           341,719
                  Andrew Miller             4,401,468                           648,819
                  Edward J. Russell III     4,708,368                           341,919

Item 5: Other Information

         NONE

Item 6: Exhibits and Reports on Form 8-K

         A form 8-K dated April 27, 2001 and filed on May 2, 2001 reported that they Company had engaged PricewaterhouseCoopers LLP in place of Deloitte & Touche, LLP as principal accountants for the fiscal year ending December 31, 2001.

         A Form 8-K/A dated April 27, 2001 and filed on May 8, 2001 with the letter from Deloitte & Touche, LLP regarding its concurrence with the Company's statement regarding change of accountants as required by Item 304(a)(3) of Regulation S-K.

                          MALAN REALTY INVESTORS, INC.
                                   SIGNATURES




         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MALAN REALTY INVESTORS, INC.



By: /s/ Jeffrey D. Lewis
    ---------------------------------
    Jeffrey D. Lewis
    Chief Executive Officer




By: /s/ Elliott J. Broderick
    ------------------------------------
    Elliott J. Broderick
    Chief Financial Officer
    (principle accounting officer)




Dated: August 8, 2001