Form 10-Q
period 2001-09-30
MALAN REALTY INVESTORS INC
filed 2001-10-31
CIK 914735

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________ to

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. YES [X] NO [ ]


         As of October 29, 2001, 5,121,370 shares of Common Stock, Par Value $.01 Per share were outstanding.

                          MALAN REALTY INVESTORS, INC.
                                    FORM 10-Q

                                      INDEX

                                                                                               PAGE
                                                                                               ----
PART I   FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                           Balance Sheets as of September 30, 2001
                           (unaudited) and December 31, 2000                                     3

                           Statements of Operations (unaudited) for
                           the three months and nine months
                           ended September 30, 2001 and 2000                                     4

                           Statements of Cash Flows (unaudited) for the
                           nine months ended September 30, 2001 and 2000                         5

                           Notes to Consolidated Financial Statements (unaudited)                6-9


Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                            10-17

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                              18

PART II  OTHER INFORMATION                                                                       19


SIGNATURES                                                                                       20

                  MALAN REALTY INVESTORS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                            SEPTEMBER 30,                    DECEMBER 31,
                                                                                2001                             2000
                                                                      --------------------------        ------------------------
                                                                             (UNAUDITED)
ASSETS
   Real estate
     Land, buildings and improvements                                                  $251,586                        $265,566
     Real estate held for sale                                                            5,250
     Less: accumulated depreciation                                                     (35,466)                        (32,020)
                                                                      --------------------------        ------------------------
     Total                                                                              221,370                         233,546

   Accounts receivable, net                                                               2,048                           1,095
   Deferred financing and other                                                           6,750                           6,420
   Cash and cash equivalents                                                              7,769                             821
   Restricted cash - mortgage escrow deposits                                             2,812                           2,101
                                                                      --------------------------        ------------------------
          TOTAL ASSETS                                                                 $240,749                        $243,983
                                                                      ==========================        ========================

 LIABILITIES
   Mortgages                                                                           $128,984                        $125,011
   Convertible debentures                                                                42,743                          42,743
   Convertible notes                                                                     27,000                          27,000
   Accounts payable and other                                                             2,587                           2,763
   Accrued distributions payable                                                          1,278                           2,199
   Accrued property taxes                                                                 2,650                           1,310
   Accrued interest payable                                                               2,558                           3,873
                                                                      --------------------------        ------------------------
          Total Liabilities                                                             207,800                         204,899
                                                                      --------------------------        ------------------------

SHAREHOLDERS' EQUITY
   Common stock ($.01 par value, 30 million shares authorized,
     5,132,470 and 5,162,920 shares issued and outstanding at
     September 30, 2001 and
     December 31, 2000, respectively)                                                        51                              52
    Additional paid in capital                                                           73,832                          74,078
    Accumulated distributions in excess of net income                                   (40,934)                        (35,046)
                                                                      --------------------------        ------------------------
          Total shareholders' equity                                                     32,949                          39,084
                                                                      --------------------------        ------------------------

          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $240,749                        $243,983
                                                                      ==========================        ========================


                 See Notes to Consolidated Financial Statements

                 MALAN REALTY INVESTORS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except share and per share amounts)
                                   (Unaudited)

                                                                  THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                           SEPTEMBER 30,
                                                                 2001              2000               2001               2000
                                                           ----------------   ---------------    ----------------   ---------------
REVENUES
    Minimum rent                                                    $6,929            $7,297             $21,268            22,213
    Percentage and overage rents                                       290               259                 826               943
    Recoveries from tenants                                          2,387             2,542               7,752             7,730
    Interest and other income                                          119               218                 323               584
    Gain (loss) on sale of real estate                               2,840               (12)              3,608             3,158
                                                           ----------------   ---------------    ----------------   ---------------
          Total Revenues                                            12,565            10,304              33,777            34,628
                                                           ----------------   ---------------    ----------------   ---------------
EXPENSES
    Property operating and maintenance                                 788               642               2,630             2,268
    Other operating expenses                                           587               470               1,362             1,302
    Real estate taxes                                                2,058             1,977               6,227             6,150
    General and administrative                                         725               495               2,204             1,651
    Proxy contest and related change in control costs                                   (231)                                3,170
    Depreciation and amortization                                    1,629             1,831               4,996             5,100
    Impairment of real estate                                          228                                 3,819
                                                           ----------------   ---------------    ----------------   ---------------

          Total Operating Expenses                                   6,015             5,184              21,238            19,641
                                                           ----------------   ---------------    ----------------   ---------------

OPERATING INCOME                                                     6,550             5,120              12,539            14,987
INTEREST EXPENSE                                                     4,412             4,499              13,215            13,477
                                                           ----------------   ---------------    ----------------   ---------------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM AND CUMULATIVE
    EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                         2,138               621                (676)            1,510

EXTRAORDINARY ITEM:
    Loss on extinguishment of debt                                                                                             (93)
                                                           ----------------   ---------------    ----------------   ---------------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE                     2,138               621                (676)            1,417
    IN ACCOUNTING PRINCIPLE

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                                                         (450)
                                                           ----------------   ---------------    ----------------   ---------------

NET INCOME (LOSS)                                                   $2,138              $621             ($1,126)           $1,417
                                                           ================   ===============    ================   ===============

EARNINGS (LOSS) PER SHARE BEFORE EXTRAORDINARY ITEM AND
    CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE:
         BASIC AND DILUTED                                           $0.42             $0.12              ($0.13)            $0.29
                                                           ================   ===============    ================   ===============

EARNINGS (LOSS) PER SHARE BEFORE CUMULATIVE EFFECT OF
    CHANGE IN ACCOUNTING PRINCIPLE:
         BASIC AND DILUTED                                           $0.42             $0.12              ($0.13)            $0.27
                                                           ================   ===============    ================   ===============

EARNINGS PER SHARE:
         BASIC AND DILUTED                                           $0.42             $0.12              ($0.22)            $0.27
                                                           ================   ===============    ================   ===============

WEIGHTED AVERAGE SHARES OUTSTANDING:

         BASIC                                                   5,132,470         5,174,220           5,143,515         5,173,392
                                                           ================   ===============    ================   ===============
         DILUTED                                                 5,132,470         5,180,770           5,143,515         5,179,942
                                                           ================   ===============    ================   ===============

                 See Notes to Consolidated Financial Statements

                  MALAN REALTY INVESTORS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                 NINE MONTHS ENDED SEPTEMBER 30,

                                                                              2001                        2000
                                                                       ------------------           -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME (LOSS)                                                              ($1,126)                     $1,417
                                                                       ------------------           -----------------
  Adjustments to reconcile net income to
   net cash flows provided by operating
    activities:
     Depreciation and amortization                                                 4,996                       5,100
     Amortization of deferred financing costs                                      1,162                       1,257
     Directors compensation issued in stock                                                                       24
     Officer compensation issued in stock                                             70
     Gain on sales of real estate                                                 (3,608)                     (3,158)
     Impairment of real estate                                                     3,819
     Loss on extinguishment of debt                                                                               93
     Cumulative effect of change in accounting principle                             450
     Change in operating assets and liabilities that
       used cash:
          Accounts receivable and other assets                                    (2,690)                     (2,958)
          Accounts payable, deferred income and
             other accrued liabilities                                              (152)                     (1,257)
                                                                       ------------------           -----------------
       Total adjustments                                                           4,047                        (899)
                                                                       ------------------           -----------------
       NET CASH FLOWS PROVIDED BY
         OPERATING ACTIVITIES                                                      2,921                         518
                                                                       ------------------           -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Real estate developed, acquired or improved                                  (2,893)                     (2,009)
     Additions to leasehold improvements and equipment                               (59)
     Deposits to escrow                                                          (15,024)                    (14,510)
     Disbursements from escrow                                                    14,313                      15,276
     Net proceeds from sales of real estate                                       10,102                       6,531
                                                                       ------------------           -----------------
       NET CASH FLOWS PROVIDED BY
         INVESTING ACTIVITIES                                                      6,439                       5,288
                                                                       ------------------           -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Principal repayments on mortgages                                              (405)                     (1,960)
     Debt issuance costs                                                            (386)                       (113)
     Draws on lines of credit                                                      5,500                       5,500
     Repayment of lines of credit                                                 (8,740)                     (2,000)
     Proceeds from mortgages                                                       7,618
     Debt extinguishment costs                                                                                   (34)
     Distributions to shareholders                                                (5,684)                     (6,596)
     Repurchase of common stock                                                     (315)
                                                                       ------------------           -----------------
       NET CASH FLOWS PROVIDED BY
         FINANCING ACTIVITIES                                                     (2,412)                     (5,203)
                                                                       ------------------           -----------------

Net increase in cash and cash equivalents                                          6,948                         603

Cash and cash equivalents at beginning of period
                                                                                     821                       1,857
                                                                       ------------------           -----------------

Cash and cash equivalents at end of period                                        $7,769                      $2,460
                                                                       ==================           =================


SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION-
   CASH PAID FOR INTEREST DURING THE PERIOD                                      $13,440                     $13,810
                                                                       ==================           =================


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

Impact of Recently Adopted Accounting Standards- In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133, as amended, required companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the value of those derivatives would be accounted for depending on the use of the derivatives and whether they qualify for hedge accounting. SFAS 133 is effective for fiscal years beginning after June 15, 2000. The Company's derivatives consist of interest rate cap agreements which the Company purchased to reduce its exposure to interest rate volatility on its floating rate debt. The Company has designated these instruments as cash flow hedges as they are used to hedge fluctuations in interest payments. It was determined that the derivatives had no value upon initial adoption of SFAS 133 on January 31, 2001 and in accordance with the transition provisions of SFAS 133, the Company recorded a cumulative effect adjustment of $450,000 as a reduction in net income. At September 30, 2001 the interest rate caps had no value. The Company believes those interest rate caps have been highly effective in achieving the risk management objectives for which they were intended since inception and will continue to be highly effective for the remaining term of the contract.

2.   COMPENSATION PLANS

Compensation expense in connection with the Company's 401(k) retirement plan for the nine months ended September 30, 2001 was approximately $34,300.

3.   EARNINGS PER SHARE

Earnings per share ("EPS") data were computed as follows (in thousands except per share amounts):

                                                                  Three Months Ended                 Nine Months Ended
                                                                  ------------------                 -----------------
                                                                     September 30,                     September 30,
                                                                  2001          2000                 2001        2000
                                                                 -------       -------              -------     -------

Income (loss) before extraordinary item and
cumulative effect of change in accounting principle.             $ 2,138       $   621              $ (676)     $ 1,510
                                                                 =======       =======              =======     =======

Income (loss) before cumulative effect of change in
accounting principle................................             $ 2,138       $   621              $ (676)      $1,417
                                                                 =======       =======              =======     =======

Net income (loss)...................................             $ 2,138       $   621              $(1,126)     $1,417
                                                                 =======       =======              =======     =======

BASIC EPS:
Weighted-Average Shares Outstanding.................               5,132         5,174                5,144       5,173
                                                                 =======       =======              =======     =======
 Basic earnings (loss) per share before extraordinary
 items and cumulative effect of change in
 accounting principle...............................             $   .42       $   .12              $  (.13)      $0.29
                                                                 =======       =======              =======     =======
 Basic earnings (loss) per share before cumulative
 effect of change in accounting principle...........             $   .42       $   .12              $  (.13)     $ 0.27
                                                                 =======       =======              =======     =======
 Basic earnings (loss) per share....................             $   .42       $   .12              $  (.22)     $ 0.27
                                                                 =======       =======              =======     =======

DILUTED EPS:
Weighted-average shares outstanding.................               5,132         5,174                5,144       5,173
 Net shares issuable upon exercise of dilutive options.                              7                                7
                                                                 -------       -------              -------     -------
 Shares applicable to diluted earnings..............               5,132         5,181                5,144       5,180
                                                                 =======       =======              =======     =======
Diluted earnings (loss) per share before extraordinary item
 and cumulative effect of change in accounting principle         $   .42       $   .12              $  (.13)     $ 0.29
                                                                 =======       =======              =======     =======
Diluted earnings (loss) per share before cumulative effect
 of change in accounting principle..................             $   .42       $   .12              $  (.13)     $ 0.27
                                                                 =======       =======              =======     =======
Diluted earnings (loss) per share...................             $   .42       $   .12              $  (.22)     $ 0.27
                                                                 =======       =======              =======     =======

         Diluted EPS reflects the potential dilution of securities that could share in the earnings but does not include shares issuable upon conversion of securities that would have an antidilutive effect on earnings per share.

4.   MORTGAGES

         In May 2001, the Company entered into a $10 million loan agreement with Oaktree CF Lender, L.L.C., an affiliate of Cohen Financial, to help fund its portion of costs associated with the redevelopment of property in Farmington Hills, Michigan. The loan is for a term of 12 months with interest at the rate of

400 basis points over the 30-day LIBOR rate and a floor of 8% per annum. The loan is collateralized by the Company's shopping center development in Lawrence, Kansas. Initial funding of approximately $7.6 million was received upon closing with the balance of the loan to be disbursed as construction of additional retail space in the Lawrence shopping center is completed and tenant leases are executed.

         As of June 30, 2001, the Company was in violation of its quarterly corporate debt service coverage ratio covenant on its line of credit with Greenwich Capital Markets, Inc. primarily as a result of an impairment of real estate under SFAS No. 121, recorded in the second quarter 2001. The Company subsequently received a waiver of the covenant from the lender conditioned on the suspension of any additional draws on the line until the minimum quarterly debt service coverage ratio requirement is once again achieved. As of September 30, 2001, the Company was in compliance with all covenants under the line.

         In September 2001, the Company extended its line of credit with Bank One through September 30, 2002.

5.   STOCK REPURCHASE PLAN

         The Company has in place a Stock Repurchase Plan for up to 500,000 shares of its Common Stock, such purchases to be made in the open market, with the timing dependent upon market conditions, pending corporate events and availability of funds. During the nine months ended September 30, 2001, the Company repurchased 37,000 shares at an average cost of $8.53 per share. Subsequent to September 30, 2001 the Company repurchased 11,100 shares at an average cost of $7.38 per share.

6.   PROPERTY TRANSACTIONS

         In the second quarter 2001, the Company sold its properties in Liberal, Kansas and Green Bay, Wisconsin. Net proceeds after closing costs and adjustments were approximately $390,000 and $3.1 million, respectively.

         In July 2001, the Company sold its Kmart shopping centers on East Washington Street in Madison, Wisconsin and in New Lenox, Illinois for $1.6 million and $5.0 million, respectively, in an integrated transaction with Kmart Corporation. Combined net proceeds after closing costs and adjustments were approximately $5.7 million.

         The Company entered into an agreement in May 2001 to sell five freestanding retail buildings and community shopping centers anchored by Kmart Corporation ("Kmart") located in Loves Park, Illinois, Valparaiso, Indiana, Milwaukee, Wisconsin, Stevens Point, Wisconsin and Cape Girardeau, Missouri. In July 2001, the purchase agreement was modified to extend the purchaser's period to obtain financing and to exclude the properties located in Loves Park, Illinois and Valparaiso, Indiana from the agreement. The agreement was subsequently modified to provide for a $200,000 nonrefundable deposit on Stevens Point, Wisconsin with closing to occur on or before November 13, 2001, unless subsequently modified by the parties. The contingency period for obtaining financing on Milwaukee, Wisconsin and Cape Girardeau, Missouri was also extended to October 31, 2001. The Company anticipates that all sales will close in the fourth quarter 2001 at a total contact price of $5.36 million.

         The Company has entered into purchase and sale agreements for a vacant out-parcel in North Aurora, Illinois for $425,000 and a vacant former Kmart building in Great Bend, Kansas for $287,500. The sales are anticipated to close in the fourth quarter 2001 after completion of the purchasers' due diligence periods.

         The Company had previously entered into a purchase and sale agreement to sell a portion of its property in Arkansas City, Kansas. The Company was unable to resolve certain issues regarding property usage in order to facilitate completion of the sale and in July 2001 the agreement was terminated.

7.   IMPAIRMENT OF REAL ESTATE

         During the second quarter 2001, the company recorded an impairment of real estate of $3.591 million due to management's conclusion that the cost basis will not be recovered through cash flows associated with future operations or sale. The carrying values of Bricktown Square in Chicago, Illinois and Stevens Point, Wisconsin were reduced by $3.293 million and $298,000, respectively, to their respective net realizable values.

         In the third quarter 2001, the Company recorded an impairment of real estate of $228,000 related to a reduction in the carrying value of its property in Great Bend, Kansas.

8.   COMMITMENTS AND CONTINGENCIES

         In May 2001 the Circuit Court in Oakland County, Michigan granted summary disposition in favor of Anthony S. Gramer, Malan's former president and CEO, in litigation brought by Gramer seeking more than $1 million for breach of an employment agreement. The decision was upheld by the Court in September 2001 ruling in Gramer's favor in a lump sum amount. The Company believes that the order was entered in error and intends to file an appeal with the Michigan Court of Appeals.

         Gramer contends that he is entitled under his agreements with the Company to both change in control payments and termination payments through December 2003 in a lump sum. The Company has not recorded a liability related to this lawsuit and intends to vigorously pursue all available avenues open in the litigation because the Company strongly believes that it has met all obligations under the employment agreement.

         In October 2001, the Company posted a bond totaling approximately $1.573 million with the court representing maximum potential damages and anticipated interest should the Company be unsuccessful in its appeal. Requirements of the bond include an irrevocable letter of credit in the total amount of the bond. Terms of the letter of credit, which was issued by Bank One, included a reduction in the available borrowing on the Company's line of credit in the principal amount of the letter.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2001 to Three Months Ended September 30, 2000

         Total revenues increased $2.261 million from 2000 primarily as a result of gains on the sales of properties in New Lenox, Illinois and Madison, Wisconsin totalling $2.840 million. Minimum rents and recoveries from tenants decreased approximately $368,000 and $155,000, respectively, primarily due to the closure of a theater tenant at the Bricktown Square Shopping Center ("Bricktown Square") in Chicago, Illinois and the above sales of properties.

         Total operating expenses increased $831,000 primarily due to a recovery of previously recorded expenses associated with a proxy contest and related change in control costs of $231,000 in 2000 and an impairment of real estate of $228,000 recorded in 2001. The impairment of real estate relates to a reduction in carrying value in accordance with Statement of Financial Accounting Standards
(SFAS) No. 121 of the Company's interest in Great Bend, Kansas. Other operating expenses increased approximately $117,000 primarily due to an increase in bad debt expense related to several tenant bankruptcies. General and administrative expenses increased $230,000 primarily due to professional fees related to the development and execution of the Company's strategic plan and legal fees associated with ongoing litigation. Depreciation and amortization decreased $202,000 primarily due to a reduction related to the sales of properties discussed above, offset by depreciation on capital improvements and redevelopments that were completed in 2000 and 2001.

         Interest expense (including related amortization of deferred financing costs) decreased approximately $87,000 primarily due to a reduction in amortization of rate cap costs as a result of the adoption of SFAS No. 133, which addresses accounting for derivative instruments and hedging activities, and lower interest expense related to the pay down of debt associated with sold properties as well as a decrease in interest rates on the Company's variable rate financing offset by an increase in amortization of deferred financing costs on new financing.

         Overall net income increased by $1.517 million resulting primarily from an increase in net gains recognized on sales of real estate offset by decreased revenues resulting from the sales, a charge for impairment of real estate and increases in general and administrative expenses.

Comparison of Nine Months Ended September 30, 2001 to Nine Months Ended September 30, 2000

         Total revenues decreased $851,000 from 2000. Minimum rents decreased $945,000 primarily due to the closure of a theater tenant at Bricktown Square and the sale of four properties in 2001. Percentage and overage rents decreased $117,000 due to the receipt in 2000 of a one-time settlement of percentage rents of $195,000 offset by an overall increase in 2001 percentage rents from the Company's anchor tenants. Interest and other income decreased $261,000 primarily due to non-recurring lease termination income from tenants recognized in 2000. Net gains on the sale of real estate increased $450,000 in 2001.

         Total operating expenses increased $1.597 million in 2001. Property and operating maintenance expense increased $362,000 primarily due to the higher cost of snow removal and overall increases in utilities and insurance. Nonrecurring expenses included $3.170 million incurred in 2000 relating to a proxy contest and related expenses and an impairment of real estate of approximately $3.819 million recorded in 2001. The impairment of real estate relates to a reduction in the carrying value in accordance with SFAS No. 121 of the

Company's interests in certain assets, primarily Bricktown Square. General and administrative expenses increased $553,000 primarily due to legal fees related to tenancy and financing issues at Bricktown Square and ongoing litigation and professional fees related to the development of and execution of the Company's strategic plan. Depreciation and amortization decreased by $104,000 primarily due to depreciation on capital additions offset by reductions resulting from the sales of properties.

         Interest expense (including related amortization of deferred financing costs) decreased approximately $262,000 primarily due to a reduction in amortization of rate cap costs as a result of the adoption of SFAS No. 133, which addresses accounting for derivative instruments and hedging activities, as well as a decrease in interest rates on the Company's variable rate financing offset by an increase in amortization of deferred financing costs on new financing. The cumulative effect of the change in accounting principle under SFAS No. 133 was a reduction in net income of $450,000 as of January 1, 2001.

         The Company incurred a loss on early extinguishment of debt in 2000 of $93,000 related to the pay down of debt in connection with the June 2000 sale of a property in Manchester, Missouri.

         Overall, net income decreased approximately $2.543 million resulting primarily from a decrease in costs related to a proxy contest and related expenses and an increase in net gains on sale of real estate offset by charges for impairment of real estate and the cumulative effect of a change in accounting principle and a decrease in rents due to a closure of a theater tenant.

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

The following table shows the components that comprise the Company's FFO for the three months and nine months ending September 30, 2001 and 2000 as well as additional related disclosures.

                                                                        Three Months Ended               Nine Months Ended
                                                                        ------------------               -----------------
                                                                           September 30,                    September 30,
                                                                           -------------                    -------------
                                                                       2001             2000             2001            2000
                                                                       ----             ----             ----            ----
                                                                            (in thousands)                  (in thousands)
NET INCOME (LOSS)...........................................        $    2,138       $      621        $  (1,126)      $    1,417
Depreciation of buildings and improvements..................             1,451            1,611            4,497            4,702
Amortization of tenant allowances and
   improvements.............................................               125              182              354              276
Amortization of leasing costs...............................                44               36              120              118

(Gain) loss on sale of real estate..........................            (2,840)              12           (3,608)          (3,158)
Loss on extinguishment of debt..............................                                                                   93
Impairment of real estate...................................               228                             3,819

Cumulative effect of change in
   accounting principle.....................................                                                 450
                                                                    ----------       ---------         ---------       ----------
FUNDS FROM OPERATIONS, BASIC................................        $    1,146       $   2,462         $   4,506       $    3,448
Interest expense on convertible securities..................             1,589           1,588             4,767            4,766
Amortization of deferred financing costs
   on convertible securities................................                69              67               207              207
                                                                    ----------       ---------         ---------       ----------

FUNDS FROM OPERATIONS, DILUTED..............................        $    2,804       $   4,117         $   9,480       $    8,421
                                                                    ==========       =========         =========       ==========

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted...........................................             5,132           5,174             5,144            5,173
                                                                    ==========       =========         =========       ==========
Diluted, assuming conversion of
   convertible securities...................................             9,235           9,283             9,246            9,282
                                                                    ==========       =========         =========       ==========

                                                                Three Months Ended                  Nine Months Ended
                                                                ------------------                  -----------------
                                                                   September 30,                      September 30,
                                                                   -------------                      -------------
                                                               2001              2000             2001             2000
                                                               ----              ----             ----             ----
Additional Information:                                    (in thousands, except for per square foot amounts and leases)
                                                         ------------------------------------------------------------------
Summary of Capital Expenditures
Gross Leasable Area of Portfolio                               5,604             5,924            5,604            5,924
New tenants                                                        6                 9               19               20
-Square footage                                                   20                32              114               86
Renewal tenants                                                    4                14               61               31
-Square footage                                                    8                47              335               88

New Tenants:
Tenant improvements and tenant allowances                   $      1          $    277         $    161         $    440
-Per square foot                                            $   0.35          $   7.83         $   1.70         $   5.77
Leasing commissions                                         $    387          $     -          $    473         $    125
-Per square foot                                            $   8.55          $     -          $   3.38         $   2.08

Renewal Tenants
Tenant improvements and allowances                          $     -           $     -          $     -          $     -
Leasing commissions                                         $     -           $     -          $     -          $     -

Corporate/administrative items
Computer equipment                                          $     -           $     -          $     46         $     -

Existing Properties
-Capital maintenance                                        $    240          $    435         $    476         $    840
--Per square foot                                           $   0.37          $   0.37         $   0.37         $    .27
-Gross leasable area                                             655          $  1,181            1,274            3,105
Development Properties
-Building expansions                                        $     -           $     -          $  2,049         $     -
-Gross leasable area                                              -                 -                58               -

Other Information
Amortization of deferred financing costs                    $    345          $    418         $  1,034         $  1,257
Officer's compensation paid in stock                        $     -           $     -          $     70               -
Same store net operating income                             $  6,573          $  7,067         $ 20,096         $ 21,117
Leases signed                                                     10                23               80               51
-Square footage                                                   28                79              449              174
Leases expiring                                                    7                 6               59               44
-Square footage                                                   17                15              234              155

LIQUIDITY AND CAPITAL RESOURCES

         Cash flow from operations is the principal source of capital to fund the Company's ongoing operations. Current efforts to increase cash flow have centered on redevelopment opportunities at certain of the Company's existing properties, disposition of noncore assets and refinancing of unencumbered properties.

Developments and Redevelopments

         Phase II of the redevelopment of the Pine Ridge Plaza in Lawrence, Kansas is progressing. The Company completed its work on the construction of a 22,000 square foot Old Navy and a 12,000 square foot Famous Footwear in April 2001. Both stores opened in the second quarter 2001. Total costs of construction through September 30, 2001 are approximately $2.6 million which were funded out of proceeds from the Company's lines of credit. Construction began in December 2000 on an additional freestanding building of 23,500 square feet which is anticipated to be subdivided into spaces ranging from 2,500 to 5,000 square feet each. Total costs through the Phase II development are estimated to be approximately $3.5 million and are being funded partially through a $10 million loan with Cohen Financial discussed further below and the balance through draws on the Company's lines of credit.

         In February 2001, the Company began redevelopment of 34,600 square feet of formerly vacant space at the Company's property in Wichita, Kansas. Total estimated costs of the redevelopment are approximately $600,000 of which $240,000 were incurred through September 30, 2001.

         In March 2001, the Company obtained city approval to redevelop up to 90 acres of property in Farmington Hills, Michigan, contiguous to and inclusive of the Company's existing 12 acre Orchard-14 Shopping Center, under a Planned Unit Development agreement with the city. Prior to approval by the city, the Company signed an agreement to enter into a joint development with Grand/Sakwa Acquisition, L.L.C. ("Grand /Sakwa") to acquire and redevelop portions of the 90 acres in various phases through a joint venture. In June 2001, Grand/Sakwa filed suit in the Circuit Court in Oakland County, Michigan seeking to declare the joint development agreement unenforceable. The Company has denied the contention that the agreement is unenforceable and has filed a counter-claim seeking specific performance of the agreement, alleging breach of contract and claiming a breach of duty by Grand/Sakwa to negotiate in good faith.

         In order to fund its portion of the anticipated costs related to the initial phase of the redevelopment, the Company obtained a loan with Cohen Financial (discussed further below) in May 2001 and placed $9 million in an escrow account for the joint development. In order to mitigate its interest cost on the loan during litigation, the Company has subsequently utilized the funds to pay down the outstanding balance on its lines of credit and made temporary investments in short-term money market funds. Until the litigation with Grand/Sakwa is resolved, the Company is unable to determine the need for additional funds or the potential effect on cash flows related to the redevelopment.

Capital Expenditures

         The Company incurs capital expenditures in the ordinary course of business in order to maintain its properties. Such capital expenditures typically include roof, parking lot and other structural repairs, some of which are reimbursed by tenants. For the nine months ended September 30, 2001, the Company incurred $521,000 of capital expenditures which were funded out of reserves required under the Company's collateralized mortgages and operating cash flows. Total Capital expenditures for 2001 are anticipated to be approximately $714,000.

         In order to procure new tenants or renegotiate expiring leases with current tenants the Company will provide inducements including building allowances and space improvements and pay leasing commissions to outside brokers in accordance with prevailing market conditions. The total cost of these expenditures in 2001 is estimated to be approximately $739,000 (of which $634,000 had been incurred in the nine months ended September 30, 2001). These expenditures are generally funded by operating cash flows.

         Sources of Capital

         The Company has in place a Stock Repurchase Plan for up to 500,000 shares of its Common Stock, such purchases to be made in the open market, with the timing dependent upon market conditions, pending corporate events and availability of funds. During the nine month period ended September 30, 2001, the Company repurchased 37,000 shares at an average cost of $8.53 per share. Subsequent to September 30, 2001, the Company repurchased 11,100 shares at an average cost of $7.38 per share.

         The Company has in place a plan to repurchase and retire up to $15 million aggregate principal of its 9.5% Subordinated Convertible Debentures ("Debentures") due July 2004. Through September 30, 2001, the Company had repurchased $11.807 million of Debentures under the plan. No Debentures were repurchased during the nine months ended September 30, 2001; however, the Company may make additional purchases in the future as funds become available.

         In the second quarter 2001, the Company sold its properties in Liberal, Kansas and Green Bay, Wisconsin. Net proceeds after closing costs and adjustments were approximately $390,000 and $3.1 million, respectively, and were utilized to pay down the balance on the Company's line of credit and for general working capital purposes.

         In July 2001, the Company sold its Kmart shopping centers on East Washington Street in Madison, Wisconsin and in New Lenox, Illinois for $1.6 million and $5.0 million, respectively, in an integrated transaction with Kmart Corporation. Combined net proceeds after closing costs and adjustments were approximately $5.7 million.

         The Company entered into an agreement in May 2001 to sell five freestanding retail buildings and community shopping centers anchored by Kmart Corporation ("Kmart") located in Loves Park, Illinois, Valparaiso, Indiana, Milwaukee, Wisconsin, Stevens Point, Wisconsin and Cape Girardeau, Missouri. In July 2001, the purchase agreement was modified to extend the purchaser's period to obtain financing and to exclude the properties located in Loves Park, Illinois and Valparaiso, Indiana from the agreement. The agreement was subsequently modified to provide for a $200,000 nonrefundable deposit on Stevens Point, Wisconsin with closing to occur on or before November 13, 2001, unless subsequently modified by the parties. The contingency period for obtaining financing on Milwaukee, Wisconsin and Cape Girardeau, Missouri was also extended to October 31, 2001. The Company anticipates that all sales will close in the fourth quarter 2001 at a total contract price of $5.36 million.

         The Company has entered into purchase and sale agreements for the sale of a vacant out-parcel in North Aurora, Illinois for $425,000 and a vacant former Kmart building in Great Bend, Kansas for $287,500. The sales are anticipated to close in the fourth quarter 2001 after completion of the purchasers' due diligence period.

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

         In September 2001, the Company extended its line of credit with Bank One (the "Bank One Line") through September 30, 2002. The Bank One Line is a revolving line of credit which calls for monthly payments of interest at the Bank's prime rate or 200 basis points over LIBOR, at the Company's option, and is collateralized by the Company's interest in Orchard-14 Shopping Center in Farmington Hills, Michigan. As of September 30, 2001 there were no borrowings outstanding on the line with an available balance of $3.0 million. In October 2001, the available borrowing was reduced by approximately $1.573 million as a condition of the issuance of a letter of credit by Bank One required for an appeal bond in connection with litigation with the Company's former president and CEO (See "Litigation" below).

         The Company's line of credit with Greenwich Capital Markets, Inc. (the "Greenwich Capital Line") is a revolving line of credit which expires November 2001 and is collateralized by 13 properties owned by the Company's wholly owned subsidiary, Malan Revolver, Inc. The Greenwich Capital Line requires monthly payments of interest only at LIBOR plus 250 basis points. As of September 30, 2001, the maximum available borrowing and the amount outstanding under the line was approximately $8.5 million. In October 2001, the Company repaid $5 million on the Greenwich Capital Line and intends to repay the remaining balance by its due date from available working capital and proceeds on property sales.

         In May 2001, the Company entered into a $10 million loan agreement with Oaktree CF Lender, L.L.C., an affiliate of Cohen Financial to help fund its portion of the costs associated with the redevelopment of property in Farmington Hills, Michigan discussed above. The loan is for a term of 12 months with interest at the rate of 400 basis points over the 30-day LIBOR rate and a floor of 8% per annum. The loan is collateralized by the Company's shopping center development in Lawrence, Kansas. Initial funding of approximately $7.6 million was received upon closing and the balance of the loan is to be disbursed as construction of the additional retail space in the Lawrence shopping center is completed and tenant leases are executed. The Company intends to refinance this loan upon its due date in May 2002.

Bricktown Square Shopping Center

         The Company owns Bricktown Square in Chicago, Illinois which collateralizes two loans, the 8.5% Secured Convertible Notes due July 2003 (the "Convertible Notes") and the City of Chicago UDAG Loan (the "UDAG Loan") with outstanding balances of $27 million and approximately $7.8 million, respectively, at September 30, 2001. The UDAG Loan is secondary to the Convertible Notes and is nonrecourse to the Company. Net operating income and cash flows from Bricktown have been steadily declining since 1998.

         The Company believes the current value of Bricktown Square is substantially below the debt obligations that it collateralizes and that cash flows from the property's operations are currently insufficient to support the debt service requirements for the loans. In March 2001, the Company entered into an agreement with the City of Chicago under which no payments will be due on the UDAG Loan until December 2001. In May 2001, the Company executed a lease at the property with a health club for a 35,000 square foot space formerly occupied by a theater tenant. In the second quarter 2001, the Company recorded an impairment of real estate of approximately $3.293 million to reduce its carrying value in Bricktown Square to its net realizable value in accordance with Statement of Financial Accounting Standards (SFAS) No. 121. The Company is marketing Bricktown Square for sale.


Litigation

         In May 2001 the Circuit Court in Oakland County, Michigan granted summary disposition in favor of Anthony S. Gramer, Malan's former president and CEO, in litigation brought by Gramer seeking more than $1 million for breach of an employment agreement. The decision was upheld by the Court in September 2001 ruling in Gramer's favor in a lump sum amount. The Company believes that the order was entered in error and intends to file an appeal with the Michigan Court of Appeals.

         Gramer contends that he is entitled under his agreements with the Company to both change in control payments and termination payments through December 2003 in a lump sum. The Company has not recorded a liability related to this lawsuit and intends to vigorously pursue all available avenues open in the litigation because the Company strongly believes that it has met all obligations under the employment agreement.

         In October 2001, the Company posted a bond totaling approximately $1.573 million with the court representing maximum potential damages and anticipated interest should the Company be unsuccessful in its appeal. Requirements of the bond include an irrevocable letter of credit in the total amount of the bond. The letter of credit, which was issued by Bank One, included a reduction in the available borrowing on the Company's line of credit in the principal amount of the letter.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company has exposure to interest rate risk on its debt obligations and interest rate instruments. Based on the Company's outstanding variable rate debt at September 30, 2001, a one percent increase or decrease in interest rates would decrease or increase, respectively, the Company earnings and cash flows by approximately $161,000 on an annualized basis.

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

MALAN REALTY INVESTORS, INC.



By: /s/ Jeffrey D. Lewis
   ---------------------
   Jeffrey D. Lewis
   Chief Executive Officer




By: /s/ Elliott J. Broderick
    ------------------------
    Elliott J. Broderick
    Chief Financial Officer
    (principal accounting officer)




Dated: October 30, 2001