Form 10-K
period 2001-12-31
MALAN REALTY INVESTORS INC
filed 2002-04-01
CIK 914735

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM                TO

                           COMMISSION FILE NUMBER 1-13092

                            ----------------------------
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
                                 (248) 644-7110

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

               TITLE OF EACH CLASS                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
               -------------------                   -----------------------------------------
     Common Stock, Par Value $0.01 Per Share              New York Stock Exchange
 9 1/2% Convertible Subordinated Debentures due           New York Stock Exchange
                       2004

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

     The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $21,900,000 (computed on the basis of $5.05 per share), which was the last sale price on the New York Stock Exchange on February 28, 2002. (For this computation, the Registrant has excluded the market value of all shares of its Common Stock reported as beneficially owned by executive officers and directors of the Registrant; such exclusion shall not be deemed to constitute admission that any such person is an "affiliate" of the Registrant.)

     As of February 28, 2002, 5,121,370 shares of Common Stock, Par Value $0.01 Per Share, and $42,743,000 aggregate principal 9 1/2% Convertible Subordinated Debentures due 2004, were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                          PAGE NO.
                                                                          --------
            PART I
Item 1.     Business....................................................      2
Item 2.     Properties..................................................      3
Item 3.     Legal Proceedings...........................................      5
Item 4.     Submission of Matters to a Vote of Security Holders.........      5
            PART II
Item 5.     Market for Registrant's Common Stock and Related Stockholder
            Matters.....................................................      6
Item 6.     Selected Financial Data.....................................      7
Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................      8
Item 8.     Consolidated Financial Statements and Supplementary Data....     17
Item 9.     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure....................................     42
            PART III
Item 10.    Directors and Executive Officers of the Registrant..........     42
Item 11.    Executive Compensation......................................     44
Item 12.    Security Ownership of Certain Beneficial Owners and
            Management..................................................     48
Item 13.    Certain Relationships and Related Transactions..............     49
            PART IV
Item 14.    Exhibits, Consolidated Financial Statement Schedules, and
            Reports on Form 8-K.........................................     49
            Signatures..................................................     50

                                     PART I

ITEM 1. BUSINESS

     Malan Realty Investors, Inc. (the "Company") is a self-administered and self-managed real estate investment trust ("REIT") engaged in the ownership, management and leasing, of commercial retail properties. Prior to December 2001, the Company was also engaged in acquisition, development and redevelopment of such properties. The Company's operating units are comprised of approximately 58 community shopping centers, free-standing retail stores and theater complexes. All financial results are aggregated into one operating segment since the properties have similar economic characteristics. The Company also manages properties owned by unrelated third parties on a limited basis.

     The Company's major tenants include Kmart Corporation ("Kmart") and Wal-Mart Corporation ("Wal-Mart") as well as other national retailers and theater operators. In 2001, Kmart and Wal-Mart accounted for approximately 27.6% and 5.4%, respectively, of the Company's total revenues and 46.8% and 8.5%, respectively, of its gross leasable area ("GLA") at December 31, 2001. Total GLA was approximately 5.5 million square feet as of December 31, 2001.

     In January 2002, Kmart Corporation filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. The Company has a total of 27 stores under lease to Kmart, with an average annual base rent of $2.78 per square foot, which account for revenues totaling approximately $11.2 million annually. Under the bankruptcy laws, within a specified time frame, Kmart could reject and terminate any of their leases or affirm a lease with the ability to assign the lease or re-lease the space to a third party. In February 2002, Kmart affirmed one of its leases with the Company. Subsequently in March 2002, Kmart announced the closure of 284 of its operating stores including four stores owned by the Company. As of March 27, 2002, Kmart had neither affirmed nor rejected the leases on these stores.

     During 2001, the Company began a plan of selling assets to retire various debt obligations which mature over the next several years. As a result of several factors including the Company's debt obligations, substantial over-leverage of one of the Company's other properties, impediments to the redevelopment of another property, as well as the Kmart bankruptcy, the Company's Board of Directors voted in March 2002 to recommend a plan of liquidation to its shareholders. The proposed plan contemplates the sale of all of the Company's properties and other assets and is subject to shareholder approval as well as to agreements with some of the Company's lenders. While the Company will undertake to proceed expeditiously, the liquidation process could take up to twenty-four months or more. It is anticipated that cash generated from operations and property sales during this period will be used first to make required repayments of debt and other liabilities and then distributed to common shareholders.

     The Company is currently taxed as a REIT under Section 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). As a REIT, the Company generally is not subject to federal income taxes to the extent it distributes at least 90% of its real estate investment trust taxable income (as defined in the Code) to its shareholders.

     The Company presently has 20 full-time employees and believes that its relationship with its employees is good.

ITEM 2. PROPERTIES

                                 OWNERSHIP                                  GROSS
                                 INTEREST           YEAR                   LEASABLE     PERCENT          ANCHOR TENANTS
                                (EXPIRATION      DEVELOPED/  LAND AREA    AREA (GLA)    LEASED         (LEASE EXPIRATION/
         PROPERTY             INCL. OPTIONS)     RENOVATED    (ACRES)    (SQ. FT.)(A)   OF GLA         OPTION EXPIRATION)
         --------             --------------     ----------  ---------   ------------   -------        ------------------
ILLINOIS(15)
Bricktown Square, Chicago,          Fee          1987/1989     26.00        306,009       94%        Toys "R" Us (2013/2038)
 IL                                                                                                  Kids "R" Us (2014/2039)
                                                                                                     Marshall's (2005/2015)
                                                                                                      Sportmart (2003/2018)
                                                                                                   Frank's Nursery (2009/2029)
                                                                                                   Capital Fitness (2017/2032)
Wal-Mart Plaza, Champaign,          Fee             1994        1.00         11,458       90%       Wal-Mart(B)/Sam's Club(B)
 IL
Kmart Chicago, IL                   Fee             1977        8.51         96,268      100%           Kmart (2011/2061)
Wal-Mart Plaza, Decatur, IL         Fee          1992/1999      5.95         45,114      100%              Wal-Mart(B)
Fairview Heights, IL        Ground Lease (2051)  1976/1992     12.65         96,268      100%         Kmart (2006/2051)(C)
Kmart Franklin Park, IL             Fee             1975        9.84         96,268      100%           Kmart (2011/2061)
Wal-Mart Plaza,                     Fee             1995        6.89         52,726       84%     Wal-Mart(B)/Country Market(B)
 Jacksonville, IL
Kmart Lansing, IL                   Fee          1976/1992     10.48         96,268      100%           Kmart (2011/2061)
Lincoln, IL                         Fee          1975/1999      4.86         39,797       62%            Staples (2009)
Kmart Loves Park, IL        Ground Lease (2026)  1971/1991     12.50        106,084      100%           Kmart (2011/2026)
Cinemark Theatre, Melrose   Ground Lease (2048)  1973/1999     10.90         69,313      100%       Cinemark USA (2019/2034)
 Park, IL
Tinseltown 17, North                Fee          1967/1998     11.36         60,560      100%       Cinemark USA (2018/2033)
 Aurora, IL
Kmart Rockford, IL                  Fee          1971/1991     10.70        110,471      100%           Kmart (2011/2061)
Sherwood Plaza,                     Fee          1975/1991     13.85        124,885       93%           Kmart (2011/2061)
 Springfield, IL
Woodriver Plaza, Woodriver,         Fee             1987       19.40        147,470      100%         Wal-Mart (2007/2037)
 IL
INDIANA(8)
Cedar Square,                       Fee          1991/1996     11.32         25,750       65%              Wal-Mart(B)
 Crawfordsville, IN
Clifty Crossing, Columbus,          Fee             1989       19.90        190,919       96%         Wal-Mart (2009/2039)
 IN                                                                                                  Jay C Foods (2009/2034)
Wal-Mart Plaza, Decatur, IN         Fee          1994/1997      5.80         36,300       94%              Wal-Mart(B)
Wal-Mart Plaza, Huntington,         Fee             1995        1.00         12,485      100%              Wal-Mart(B)
 IN
Broadway Center,                    Fee          1974/1997     19.89        177,692       92%           Kmart (2011/2061)
 Merrillville, IN
Flatrock Village,                   Fee             1988       14.00         73,608       96%         Wal-Mart (2008/2038)
 Rushville, IN
Kmart Valparaiso, IN        Ground Lease (2050)  1974/1990      9.61         93,592      100%           Kmart (2011/2050)
Cherry Tree Plaza,                  Fee             1988       20.60        143,682       99%         Wal-Mart (2008/2038)
 Washington, IN                                                                                      Jay C Foods (2008/2033)
KANSAS(12)
Ace Hardware, Arkansas              Fee          1976/1999      4.41         39,797       56%     Westlake Hardware (2009/2019)
 City, KS
Wal-Mart Plaza, Chanute, KS         Fee             1995        1.00         15,447       84%              Wal-Mart(B)
Wal-Mart Plaza, El Dorado,          Fee             1996        1.70         20,000       72%              Wal-Mart(B)
 KS
Big Lots, Emporia, KS               Fee             1976        6.55         39,797      100%         Big Lots (2007/2012)
Ace Hardware, Garden City,          Fee          1977/2000      5.60         39,797       60%     Westlake Hardware (2010/2020)
 KS
Orscheln Farm Supply, Hays,         Fee             1977        4.96         40,050      100%   Orscheln Farm Supply (2004/2014)
 KS
Independence, KS                    Fee          1976/1990      4.12         39,797        0%                  (E)
Pine Ridge Plaza Lawrence,          Fee          1974/2001     31.57        250,533      100%           Kmart (2018/2068)
 KS                                                                                                    Kohl's (2019/2055)
                                                                                                       Old Navy(2006/2016)
Southwind Theater,                  Fee             1997        7.89         42,497      100%    Hollywood Theaters (2017/2027)
 Lawrence, KS
Kmart Salina, KS                    Fee             1978       16.00         87,406      100%           Kmart (2011/2061)
Kmart Topeka, KS                    Fee          1974/2000     13.93        108,960      100%           Kmart (2011/2049)
South City Center, Wichita,         Fee             1976       13.74        130,380       86%           Kmart (2011/2061)
 KS
MARYLAND(1)
Kmart Forestville, MD               Fee             1979        8.00         84,180      100%           Kmart (2011/2061)

                                 OWNERSHIP                                  GROSS
                                 INTEREST           YEAR                   LEASABLE     PERCENT          ANCHOR TENANTS
                                (EXPIRATION      DEVELOPED/  LAND AREA    AREA (GLA)    LEASED         (LEASE EXPIRATION/
         PROPERTY             INCL. OPTIONS)     RENOVATED    (ACRES)    (SQ. FT.)(A)   OF GLA         OPTION EXPIRATION)
         --------             --------------     ----------  ---------   ------------   -------        ------------------
MICHIGAN(7)(D)
Wal-Mart Plaza, Benton              Fee             1995        1.30         14,280       92%         Wal-Mart(B)/Lowe's(B)
 Harbor, MI
Orchard-14 Shopping Center          Fee             1973       11.49        139,670       73%           Kmart (2011/2061)
 Farmington Hills, MI
Clinton Pointe Shopping             Fee             1992       11.72        135,330       97%        Office Max (2007/2017)
 Center,                                                                                          Sports Authority (2017/2067)
 Clinton Township, MI                                                                                       Target(B)
The Shops at Fairlane               Fee             1987       17.73        137,508       92%         Best Buy (2009/2024)
 Meadows,                                                                                            Kids "R" Us (2003/2018)
 Dearborn, MI                                                                                               Target(B)
                                                                                                           Mervyn's(B)
Wal-Mart Plaza, Owosso, MI          Fee          1993/1996     10.00         62,379       76%              Wal-Mart(B)
Wal-Mart Plaza, Sturgis, MI         Fee             1994        1.00         12,000      100%              Wal-Mart(B)
Westland Shopping Center,           Fee             1996        6.99         85,000       78%   Dick's Sporting Goods (2011/2026)
 Westland, MI
MINNESOTA(1)
Wal-Mart Plaza, Little              Fee             1996        1.00         12,456      100%              Wal-Mart(B)
 Falls, MN
MISSOURI(4)
Kmart Cape Girardeau, MO            Fee          1974/1991      5.68         79,856      100%           Kmart (2011/2061)
Kmart Jefferson City, MO            Fee          1973/1991      9.76        124,798      100%           Kmart (2011/2061)
Prairie View Plaza,         Ground Lease (2050)  1975/1992      3.24        104,440      100%           Kmart (2011/2050)
 Kansas City, MO
Kmart Plaza, Springfield,           Fee          1978/1991      7.41         98,878      100%           Kmart (2011/2061)
 MO
OHIO(2)
Wal-Mart Plaza, Mansfield,          Fee          1993/1998      3.90         55,316       88%              Wal-Mart(B)
 OH
Shannon Station, Van Wert,          Fee             1989       20.20        145,607       99%         Wal-Mart (2009/2039)
 OH                                                                                                   Roundy's (2010/2030)
WISCONSIN(8)
Kmart Plaza, Ft. Atkinson,          Fee             1979        8.90         88,608       69%           Kmart (2004/2054)
 WI
Country Fair Shopping               Fee          1960/1991     10.50        152,166       94%           Kmart (2011/2061)
 Center,
 Hales Corners, WI
Kmart Janesville, WI                Fee          1968/1991     13.78        104,000      100%           Kmart (2003/2038)
Kmart Plaza, Kenosha, WI            Fee          1973/1994      9.95        119,726      100%           Kmart (2011/2061)
Westland Plaza, Madison, WI         Fee          1978/1992     12.40        122,534       98%           Kmart (2003/2053)
Northway Mall, Marshfield,  Ground Lease (2022)  1978/1994     21.63        287,267       96%           Kmart (2011/2022)
 WI                                                                                                   JC Penney (2004/2019)
                                                                                                      Younkers (2004/2019)
Kmart Milwaukee, WI                 Fee             1971       11.23        117,791      100%           Kmart (2011/2061)
Kmart Oshkosh, WI                   Fee          1968/1992     10.00        104,000      100%           Kmart (2003/2038)
                                                                          ---------
   TOTAL                                                                  5,455,238
                                                                          =========

-------------------------
(A) Includes only Company owned square footage.

(B) These stores and the underlying pads are owned and managed by third parties not related to the Company.

(C) Kmart subleases this property.

(D) In addition to the operating properties listed, the Company leases approximately 6,200 square feet of office space for its headquarters in Bingham Farms, Michigan.

(E) This property is currently vacant.

TENANT LEASE EXPIRATIONS AND RENEWALS

     The following table shows tenant lease expirations for the next ten years at the Company's properties, assuming that none of the tenants exercise any of their renewal options:

                                                                                                             PERCENTAGE OF
                                                                                           PERCENTAGE OF      TOTAL BASE
                                                       ANNUALIZED        AVERAGE BASE        TOTAL GLA      RENTAL REVENUES
                        NO. OF      APPROXIMATE        BASE RENT       RENT PER SQ. FT.     REPRESENTED       REPRESENTED
     EXPIRATION         LEASES     LEASE AREA IN     UNDER EXPIRING     UNDER EXPIRING      BY EXPIRING       BY EXPIRING
        YEAR           EXPIRING     SQUARE FEET          LEASES             LEASES            LEASES            LEASES
     ----------        --------    -------------     --------------    ----------------    -------------    ---------------
                                   (IN THOUSANDS)    (IN THOUSANDS)
2002.................     67             167            $ 1,874             $11.24              3.1%              6.6%
2003.................     74             546              3,334               6.11             10.0              11.8
2004.................     80             414              2,956               7.13              7.6              10.5
2005.................     37             163              1,680              10.33              3.0               6.0
2006.................     43             294              1,911               6.51              5.4               6.8
2007 and
  thereafter.........     75           2,999             11,958               3.99             55.0              42.4
                         ---           -----            -------                                ----              ----
     TOTAL...........    376           4,583            $23,713             $ 5.17             84.1%             84.1%
                         ===           =====            =======             ======             ====              ====

Kmart Lease Information

     The following table shows information for leases with Kmart included in the above table:

                                                                                                             PERCENTAGE OF
                                                                                           PERCENTAGE OF      TOTAL BASE
                                                       ANNUALIZED        AVERAGE BASE        TOTAL GLA      RENTAL REVENUES
                        NO. OF      APPROXIMATE        BASE RENT       RENT PER SQ. FT.     REPRESENTED       REPRESENTED
     EXPIRATION         LEASES     LEASE AREA IN     UNDER EXPIRING     UNDER EXPIRING      BY EXPIRING       BY EXPIRING
        YEAR           EXPIRING     SQUARE FEET          LEASES             LEASES            LEASES            LEASES
     ----------        --------    -------------     --------------    ----------------    -------------    ---------------
                                   (IN THOUSANDS)    (IN THOUSANDS)
2003.................      3             296            $   562             $ 1.90              5.4%              2.0%
2004.................      1              56                166               2.96              1.0               0.6
2006.................      1              96                296               3.08              1.8               1.0
2011(21) and
  thereafter(1)......     22           2,108              6,073               2.88             38.6              21.5
                         ---           -----            -------                                ----              ----
     TOTAL...........     27           2,556            $ 7,097             $ 2.78             46.8%             25.1%
                         ===           =====            =======             ======             ====              ====

ITEM 3. LEGAL PROCEEDINGS

     In the ordinary course of business, the Company is involved in routine litigation, none of which is expected to have a material adverse effect on the Company. The Company also is currently involved in a lawsuit filed on November 13, 2000 by Anthony S. Gramer, its former President and Chief Executive Officer. In May 2001 the Circuit Court in Oakland County, Michigan granted summary disposition in favor of Gramer in litigation seeking more than $1 million for breach of an employment agreement. The Court upheld the decision in September 2001 ruling in Gramer's favor in a lump sum amount. The Company believes that the order was entered in error and has filed an appeal with the Michigan Court of Appeals.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is listed on the New York Stock Exchange under the symbol "MAL". As of February 28, 2002 the Company had approximately 159 shareholders of record. The following table sets forth, for the periods indicated, the high and low sales price as reported on the New York Stock Exchange, the dividends declared and paid by the Company per common share for each such period, and the income tax treatment of such distributions:

                                                                             ORDINARY     RETURN       CAPITAL
                                                                              TAXABLE       OF           GAIN
                  2000                       HIGH      LOW      DIVIDENDS    DIVIDENDS    CAPITAL    DISTRIBUTION
                  ----                       ----      ---      ---------    ---------    -------    ------------
First Quarter...........................    $13.44    $11.88     $0.425          --%        83.8%        16.2%
Second Quarter..........................    $14.13    $13.94      0.425          --         83.8         16.2
Third Quarter...........................    $13.00    $12.81      0.425          --         83.8         16.2
Fourth Quarter..........................    $12.88    $10.63      0.425          --         83.8         16.2
                                                                 ------
                                                                 $ 1.70
                                                                 ======
                  2001
                  ----
First Quarter...........................    $11.00    $ 8.90     $0.425         5.3%        44.1%        50.6%
Second Quarter..........................    $ 9.40    $ 7.60       0.25         5.3         44.1         50.6
Third Quarter...........................    $ 9.24    $ 7.90       0.25         5.3         44.1         50.6
Fourth Quarter..........................    $ 7.97    $ 6.44       0.25         5.3         44.1         50.6
                                                                 ------
                                                                 $1.175
                                                                 ======

     Prior to the second quarter 2001, the Company paid regular quarterly distributions on its Common Stock to its shareholders of $.425 per share dating back to its initial public offering in June 1994. In June 2001, the Company began paying quarterly distributions of $.25 per share based on its estimated cash available for distribution ("CAD"). The Company defines CAD as funds from operations ("FFO") as defined by the National Association of Real Estate Investment Trusts (NAREIT) plus non-cash expenses not added back to net income in calculating FFO, less recurring capital expenditures and payments of mortgage principal amortization. In March 2002, the Company announced that it was suspending regular quarterly cash distributions to shareholders in conjunction with its proposed plan of liquidation.

ITEM 6. SELECTED FINANCIAL DATA

    The following table sets forth selected financial information for the Company on a historical basis and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and all of the financial statements and notes thereto included elsewhere in this Form 10-K.

                            SELECTED FINANCIAL DATA

                                                                            YEAR ENDED DECEMBER 31,
                                                              ----------------------------------------------------
                                                                2001       2000       1999       1998       1997
                                                                ----       ----       ----       ----       ----
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
OPERATING DATA
Revenues
 Minimum rent...............................................  $ 28,217   $ 29,430   $ 30,662   $ 28,084   $ 24,092
 Percentage and overage rents...............................     1,369      1,531      1,307      1,215      1,177
 Recoveries from tenants....................................    10,076     10,222     10,688      9,954      9,271
 Interest and other income..................................       399        661        615        311        443
 Gain on sale of real estate................................     3,830      3,158      1,602
                                                              --------   --------   --------   --------   --------
Total revenues..............................................    43,891     45,002     44,874     39,564     34,983
Operating expenses
 Property operating and maintenance.........................     3,317      3,215      3,115      2,876      2,867
 Other operating expenses...................................     1,848      2,151      1,752      1,615      1,493
 Real estate taxes..........................................     8,310      8,409      8,612      8,134      7,891
 General and administrative.................................     2,979      2,156      2,024      2,068      1,545
 Proxy contest and related costs............................                3,200
 Depreciation and amortization..............................     6,808      6,795      6,368      5,633      5,068
 Impairment of real estate..................................    15,266        190                   431
                                                              --------   --------   --------   --------   --------
Total operating expenses....................................    38,528     26,116     21,871     20,757     18,864
                                                              --------   --------   --------   --------   --------
Operating income............................................     5,363     18,886     23,003     18,807     16,119
Interest expense............................................    17,710     17,962     17,550     16,770     15,576
                                                              --------   --------   --------   --------   --------
Income (loss) before extraordinary item and cumulative
 effect of change in accounting principal...................   (12,347)       924      5,453      2,037        543
Extraordinary item
 Loss on extinguishment of debt.............................                  (93)      (289)      (191)
                                                              --------   --------   --------   --------   --------
Income (loss) before cumulative effect of change in
 accounting principle.......................................   (12,347)       831      5,164      1,846        543
Cumulative effect of change in accounting principles........      (450)                 (522)
                                                              --------   --------   --------   --------   --------
Net income (loss)...........................................  $(12,797)  $    831   $  4,642   $  1,846   $    543
                                                              ========   ========   ========   ========   ========
Basic and diluted earnings (loss) per share.................  $  (2.49)  $   0.16   $   0.90   $   0.41   $   0.15
                                                              ========   ========   ========   ========   ========
Weighted -- average basic shares............................     5,138      5,173      5,170      4,507      3,546
                                                              ========   ========   ========   ========   ========
Weighted -- average diluted shares(1).......................     5,138      5,180      5,170      4,524      3,591
                                                              ========   ========   ========   ========   ========
PRO FORMA DATA(3)
Pro forma amount assuming the change in accounting method is applied retroactively:
Income (loss) before extraordinary item.....................  $(12,347)             $  5,453   $  1,970   $    475
                                                              ========              ========   ========   ========
Basic and diluted earnings (loss) per share before
 extraordinary item.........................................  $  (2.40)             $   1.05   $   0.44   $   0.13
                                                              ========              ========   ========   ========
Net income (loss)...........................................  $(12,347)             $  5,164   $  1,779   $    475
                                                              ========              ========   ========   ========
Basic and diluted earnings (loss) per share.................  $  (2.40)             $   1.00   $   0.39   $   0.13
                                                              ========              ========   ========   ========
CASH FLOW DATA
Cash provided by operating activities.......................  $  9,333   $  5,217   $ 10,872   $ 10,069   $  5,149
Cash provided by (used for) investing activities............     3,875      4,373     (4,623)   (40,627)    (8,216)
Cash provided by (used for) financing activities............   (12,380)   (10,626)    (7,290)    31,739     (2,182)
                                                              --------   --------   --------   --------   --------
 Net increase (decrease) in cash and cash equivalents.......  $    828   $ (1,036)  $ (1,041)  $  1,181   $ (5,249)
                                                              ========   ========   ========   ========   ========
OTHER DATA
Funds from operations -- Basic(2)...........................  $  5,861   $  4,747   $ 10,214   $  8,094   $  5,581
                                                              ========   ========   ========   ========   ========
Cash distributions declared per basic common share..........  $  1.175   $   1.70   $   1.70   $   1.70   $   1.70
Total gross leasable area at period end.....................     5,455      5,921      6,038      6,209      5,653
                                                              ========   ========   ========   ========   ========
BALANCE SHEET DATA
Real estate, before accumulated depreciation................  $248,053   $265,566   $267,117   $261,783   $215,785
Total assets................................................   225,326    243,983    253,480    256,837    216,138
Mortgage indebtedness.......................................   120,390    125,011    126,601    122,279     88,585
Convertible debentures......................................    42,743     42,743     42,743     44,925     56,680
Convertible notes...........................................    27,000     27,000     27,000     27,000     27,000
Shareholders' equity........................................    19,915     39,084     47,141     51,237     33,942

-------------------------
(1) In accordance with Statement of Financial Accounting Standards, No. 128, "Earnings per Share", conversion of all of the debt securities would be antidilutive and as such are not included in the weighted average diluted shares reported above.

(2) Management considers funds from operations ("FFO") to be a standard supplemental measure of performance of an equity real estate investment trust. The Company calculates FFO as net income or (loss) excluding gains and losses from sales of operating property, further adjusted for certain non-cash items including depreciation, amortization and impairment of real estate assets. It is the opinion of management that reduction for or inclusion of these items is not meaningful in evaluating income-producing real estate which, in general, has historically not depreciated. FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and is not necessarily indicative of cash available to fund cash needs, including distributions. FFO should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flow as a measure of liquidity or the ability to pay distributions but rather as a supplemental tool to be used in conjunction with these factors in analyzing the Company's overall performance. See "Funds From Operations" in Item
    7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(3) In 2001, the Company changed its method of accounting for derivative financial instruments in accordance with SFAS 133 "Accounting for Derivative Instruments and Hedging Activities." See Note 10 in the accompanying financial statements. In 1999, the Company changed its method of accounting for percentage rental revenue in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." See Note 11 in the accompanying financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The following discussion should be read in conjunction with the "Selected Financial Data" and the Company's consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K.

RESULTS OF OPERATIONS

Comparison of Year Ended December 31, 2001 to Year Ended December 31, 2000

     The total gross leasable area ("GLA") of the Company decreased from approximately 5.921 million square feet at December 31, 2000 to approximately
5.455 million square feet at December 31, 2001 due to the sale of properties in 2001. The percentage of GLA leased at December 31, 2001 remained at 94% compared to December 31, 2000. Total revenue decreased $1.111 million from 2000. Minimum rents and recoveries from tenants decreased $1.359 million primarily due to the closure of a theater tenant at Bricktown Square and the sale of six properties in 2001. Percentage and overage rents decreased $162,000 due to the receipt in 2000 of a one-time settlement of percentage rents offset by an overall increase in 2001 percentage rents from the Company's anchor tenants. Interest and other income decreased $262,000 primarily due to non-recurring lease termination income from tenants recognized in 2000. Net gains on the sale of real estate increased $672,000 in 2001.

     Total operating expenses increased $12.412 million in 2001. Property and operating maintenance expense increased $102,000 primarily due to the higher cost of snow removal and overall increases in utilities and insurance offset by decreases due to properties sold. Other operating expenses decreased $303,000 in 2001 primarily due to a state tax refund received in 2001 and a decrease in bad debt expense from 2000. Nonrecurring expenses included $3.2 million incurred in 2000 relating to a proxy contest and related expenses and an impairment of real estate of approximately $15.266 million recorded in 2001. The impairment of real estate relates to a reduction in the carrying value in accordance with Statement of Financial Accounting Standards (SFAS) No. 121 of the Company's interests in twenty-seven assets. Under SFAS No. 121, aggregate impairment losses cannot be reduced by unrealized appreciation of other properties. General and administrative expenses increased $823,000 primarily due to (1) legal fees related to tenancy issues at Bricktown Square and other litigation and (2) professional fees related to the development of and execution of the Company's strategic plan.

     Interest expense (including related amortization of deferred financing costs) decreased approximately $252,000 primarily due to a reduction in amortization of rate cap costs as a result of the adoption of SFAS No. 133, which addresses accounting for derivative instruments and hedging activities, and lower interest rates on the Company's variable rate financing offset by an increase in amortization of deferred financing costs on new financing. The cumulative effect of a change in accounting principle under SFAS No. 133 was a reduction in net income of $450,000 as of January 1, 2001.

     On a same-store basis, property-operating revenues, consisting of minimum and percentage rents and recoveries from tenants decreased approximately $377,000 from 2000 to 2001 due to an overall increase in tenant vacancies. Property operating expenses, consisting of property operating and maintenance and real estate taxes increased approximately $283,000 as a result of increased snowplowing and increases in real estate taxes at several properties. Overall property net operating income decreased approximately $660,000 on a same-store basis from 2000.

     Overall, net income decreased $13.628 million resulting primarily from charges for impairment of real estate and the cumulative effect of a change in accounting principle and a decrease in rents due to a closure of a theater tenant and sales of properties offset by a decrease in costs related to a proxy contest and related expenses and an increase in net gains on sale of real estate.

Comparison of Year Ended December 31, 2000 to Year Ended December 31, 1999

     The total GLA of the Company decreased from approximately 6.034 million square feet at December 31, 1999 to approximately 5.921 million square feet at December 31, 2000 due to the sale of a property in 2000. The percentage of GLA leased at December 31, 2000 decreased to 94% from 95% at December 31, 1999. Total revenue increased $128,000 from 1999. Minimum rents and recoveries from tenants decreased $1.698 million primarily due to sales of properties in 1999 and 2000 and lease termination agreements executed with four tenants in late 1999 and early 2000. Percentage rent increased approximately $224,000 from 1999 primarily due to a settlement of additional percentage rents from prior years and an overall increase in percentage rents from the Company's anchor tenants. Interest and other income increased approximately $46,000 primarily from the receipt of nonrecurring lease termination fees from two tenants in 2000. Net gains on sales of properties increased $1.556 million over 1999. Total operating expenses increased $4.245 million from 1999 primarily due to proxy contest and related costs totaling $3.2 million. Property operating and maintenance expense increased $100,000 primarily due to extraordinary snow removal costs incurred in December 2000. Other operating expenses increased $399,000 primarily due to an increase in bad debt expense to provide for the potential uncollectibility of past due rents from a former theater tenant at Bricktown Square. General and administrative costs increased $132,000 primarily due to legal and professional fees incurred in connection with the Company's strategic operational review of the Company performed in early 2000. Depreciation and amortization increased $427,000 primarily due to capital improvements and redevelopments that were completed in 1999 and 2000 offset by decreases attributable to property sales. Real estate taxes decreased approximately $203,000 due to the sale of a property in Manchester, Missouri in June 2000. In 2000, the Company recorded a loss on impairment of real estate of approximately $190,000 due to the reduction of the Company's carrying value of its interest in its property in Great Bend, Kansas to its net realizable value in accordance with SFAS No. 121.

     Interest expense (including related amortization of deferred financing costs) increased approximately $412,000 due to increases in interest rates on the Company's lines of credit in 2000 and additional borrowings. Interest capitalized on redevelopment projects in 2000 was $32,000 compared to $161,000 in 1999.

     The Company recorded a loss on early extinguishment of debt in 2000 of $93,000 related to the repayment of debt in connection with the sale of property in Manchester, Missouri. In 1999, the Company recorded a net extraordinary loss of $289,000 on the early extinguishment of debt in connection with the repayment of a portion of the Company's Securitized Mortgage Loan and repurchases of its 9 1/2 percent Subordinated Convertible Debentures due 2004.

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

Impact of Recently Adopted Accounting Standards

     In August 2001, the Financial Accounting Standards Board approved SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." The Statement retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. As individual properties will qualify as components under the provisions of SFAS No. 144, the Company expects the operations of all properties sold or classified as held for sale after December 31, 2001 to be shown as discontinued operations. In addition, operations for such properties for all prior periods presented will be reclassified to discontinued operations. The Company does not expect this statement to have a material impact on the consolidated financial position or results of operations.

Funds From Operations

     Management considers Funds From Operations ("FFO") to be a standard supplemental measure of performance of an equity real estate investment trust. The Company uses the method of calculating FFO prescribed by the October 1999 White Paper issued by the National Association of Real Estate Investment Trusts (NAREIT) which utilizes net income or loss excluding gains and losses from sales of depreciable operating property, further adjusted for certain non-cash items including depreciation, amortization and impairment of real estate assets and including items from nonrecurring events except for those that are defined as extraordinary items under generally accepted accounting principles.

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

     The Company reports FFO on both a basic and diluted basis. The Company no longer considers its Convertible Debentures and Convertible Notes to be common stock equivalents for purposes of calculating diluted FFO because management believes that conversion of these securities is remote at this time based upon the conversion price of the securities in relation to the current market price of the Company's Common Stock. Prior years amounts have been restated to conform with the current year presentation.

     The following table shows the components that comprise the Company's FFO for each of the three years ended December 31, 2001.

                                                                   YEAR ENDED DECEMBER 31,
                                                                ------------------------------
                                                                  2001       2000       1999
                                                                  ----       ----       ----
                                                                        (IN THOUSANDS)
NET INCOME (LOSS)...........................................    $(12,797)   $   831    $ 4,642
Depreciation of buildings and improvements..................       5,998      6,255      6,044
Amortization of tenant allowances and improvements..........         564        365        173
Amortization of leasing costs...............................         210        171        146
Gain on sale of real estate.................................      (3,830)    (3,158)    (1,602)
Impairment of real estate...................................      15,266        190
Loss on extinguishment of debt..............................                     93        289
Cumulative effect of change in accounting principle.........         450                   522
                                                                --------    -------    -------
FUNDS FROM OPERATIONS, BASIC AND DILUTED....................       5,861      4,747     10,214
                                                                ========    =======    =======
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic.......................................................       5,138      5,173      5,170
Diluted.....................................................       5,138      5,180      5,170

CRITICAL ACCOUNTING POLICIES

     The consolidated financial statements are prepared in accordance with generally accepted accounting principles, which requires the Company to make certain estimates and assumptions. A summary of the

Company's significant accounting policies is provided in Note 1 to the consolidated financial statements. The following section is a summary of certain aspects of those accounting policies that require management estimates and judgment.

Revenue Recognition

     Minimum rents are recognized on a straight-line basis over the terms of the leases. The Company records percentage rental revenue when lessees' specified sale targets are achieved. Recoveries from tenants are recognized as revenue in the period that applicable costs are chargeable to tenants.

Impairment of Real Estate

     The Company reviews its properties on a quarterly basis for impairment and provides a provision if impairments are determined. To determine if impairment may exist, the Company reviews its properties and identifies those that have had either an event of change or event of circumstances warranting further assessment of recoverability. If further assessment of recoverability is needed, the Company estimates the future net cash flows expected to result from the use of the property and its eventual disposition, on an individual property basis. If the sum of the expected future net cash flows (undiscounted and without interest charges) over the Company's anticipated holding period of the asset is less than the carrying amount of the property on an individual property basis, the Company will recognize an impairment loss based upon the estimated fair value of such properties. Aggregate impairment losses are not reduced by unrealized appreciation of other assets.

LIQUIDITY AND CAPITAL RESOURCES

     Cash flow from operations is the principal source of capital to fund the Company's ongoing operations. Recent efforts to increase cash flow have centered on redevelopment opportunities at certain of the Company's existing properties, disposition of non-core assets and refinancing of unencumbered properties.

Developments and Redevelopments

     Phase II of the redevelopment of the Pine Ridge Plaza in Lawrence, Kansas is complete. The Company completed its work on the construction of a 22,000 square foot Old Navy and a 12,000 square foot Famous Footwear in April 2001. Both stores opened in the second quarter 2001. Total costs of construction through December 31, 2001 were approximately $2.2 million. Construction of Phase III, an additional freestanding building of 23,500 square feet, was completed in December 2001. Approximately 10,000 square feet has been leased and it is anticipated the balance will be subdivided into spaces ranging from 2,500 to 5,000 square feet each. Total costs for Phase II and Phase III were approximately $4.6 million and were funded partially through a $10 million loan with Cohen Financial discussed further below and draws on the Company's line of credit.

     In February 2001, the Company began redevelopment of 34,600 square feet of formerly vacant space at the Company's property in Wichita, Kansas. Total estimated costs of the redevelopment are approximately $600,000 of which $240,000 were incurred through December 31, 2001. The project is anticipated to be completed in June 2002.

     In March 2001, the Company obtained city approval to redevelop up to 90 acres of property in Farmington Hills, Michigan, contiguous to and inclusive of the Company's existing 12 acre Orchard-14 Shopping Center, under a Planned Unit Development agreement with the city. Prior to approval by the city, the Company signed an agreement to enter into a joint development with Grand/Sakwa Acquisition, L.L.C. ("Grand /Sakwa") to acquire and redevelop portions of the 90 acres in various phases through a joint venture. In June 2001, Grand/Sakwa filed suit in the Circuit Court in Oakland County, Michigan seeking to declare the joint development agreement unenforceable. The Company denied the contention that the agreement is unenforceable and filed a counter-claim seeking specific performance of the agreement, alleging breach of contract and claiming a breach of duty by Grand/Sakwa to negotiate in good faith. In December 2001 the

Company entered into a settlement agreement with Grand/Sakwa whereby each party agreed to forego any claims against the other and discontinue the joint development

     Consistent with its proposed plan of liquidation (See "Proposed Plan of Liquidation" below) the Company does not anticipate any further new developments or redevelopments.

CAPITAL EXPENDITURES

     The Company incurs capital expenditures in the ordinary course of business in order to maintain its properties. Such capital expenditures typically include roof, parking lot and other structural repairs, some of which are reimbursed by tenants. For the twelve months ended December 31, 2001, the Company incurred $729,000 of capital expenditures, which were funded out of reserves required under the Company's collateralized mortgages and operating cash flows. Approximately $720,000 is anticipated to be incurred in 2002 for capital expenditures, also to be funded from similar sources.

     In order to procure new tenants or renegotiate expiring leases with current tenants the Company will provide inducements including building allowances and space improvements and pay leasing commissions to outside brokers in accordance with prevailing market conditions. The total cost of these expenditures in 2001 was approximately $682,000. Anticipated costs for 2002 are estimated to be approximately $1.5 million. These expenditures are generally funded by operating cash flows.

Sources of Capital

     The Company anticipates that its cash flow from operations will be sufficient to fund its cash needs for payment of operating expenses and anticipated capital expenditures. However, the Company has substantial debt obligations maturing over the next several years which will require refinancing or sale of assets to satisfy (See "Financings" below).

     The Company has in place a Stock Repurchase Plan for up to 500,000 shares of its Common Stock, such purchases to be made in the open market, with the timing dependent upon market conditions, pending corporate events and availability of funds. During the twelve months ended December 31, 2001, the Company repurchased 48,100 shares at an average cost of $8.26 per share.

     The Company has outstanding as of December 31, 2001 and December 31, 2000 $42.743 million of 9.5% Convertible Debentures ("Debentures") and $27 million of 8.5% Convertible Notes ("Notes") which are convertible into shares of Common Stock at a price of $17 per share. In January 2002, Moody's Investor Services, Inc. downgraded its rating of the Debentures from B3 to CAA and simultaneously withdrew its rating. The Debentures are due July 2004 and the Notes are due July 2003.

     The Company has in place a plan to repurchase and retire up to $15 million aggregate principal of Debentures. Through December 31, 2001, the Company had repurchased $11.807 million of Debentures under the plan. No Debentures were repurchased during the twelve months ended December 31, 2001 or 2000. The Company may make additional purchases in the future consistent with its proposed plan of liquidation as funds become available.

     The Company sold the following properties in 2001 (in thousands):

                                                                        NET SALES       DEBT       NET CASH
      DISPOSITION DATE           PROPERTY NAME         LOCATION         PROCEEDS     REPAYMENTS    GENERATED
      ----------------           -------------         --------         ---------    ----------    ---------
5/8/01......................    Standard Supply    Liberal, KS           $   418                    $   418
6/8/01......................    Kmart Plaza        Green Bay, WI           3,108                      3,108
7/26/01.....................    Kmart Plaza        Madison, WI             1,597       $(370)         1,227
7/26/01.....................    Kmart Plaza        New Lenox, IL           4,979        (370)         4,609
11/5/01.....................    Vacant Building    Great Bend, KS            259                        259
11/15/01....................    Kmart Plaza        Stevens Point, WI       1,296                      1,296
11/26/01....................    Outlot             North Aurora, IL          379                        379
                                                                         -------       -----        -------
                                                                         $12,036       $(740)       $11,296
                                                                         =======       =====        =======

     Net cash generated from the sales was used for general working capital purposes and to pay down the outstanding balance on the Company's lines of credit.

Financings

     In September 2001, the Company extended its line of credit with Bank One (the "Bank One Line") through September 30, 2002. The Bank One Line is a revolving line of credit, which calls for monthly payments of interest at the Bank's prime rate or 200 basis points over LIBOR, at the Company's option, and is collateralized by the Company's interest in Orchard-14 Shopping Center in Farmington Hills, Michigan. In October 2001, the available borrowing was reduced by approximately $1.573 million as a condition of the issuance of a letter of credit by Bank One required for an appeal bond in connection with litigation with the Company's former president and CEO (See "Litigation" below). There were no borrowings outstanding on the line as of December 31, 2001. As of December 31, 2001, the Company was in violation of two corporate financial covenants on the Bank One Line as the result of an impairment of assets under SFAS No. 121 recorded in 2001. Subsequent to year-end the Company received a waiver of the covenants from Bank One for the fourth quarter.

     The Company's line of credit with Greenwich Capital Markets, Inc., a revolving line of credit, expired November 2001. The Company made a final payment to satisfy its remaining obligation from proceeds from the above property sales prior to the due date.

     In May 2001, the Company entered into a $10 million loan agreement with Oaktree CF Lender, L.L.C., an affiliate of Cohen Financial. The loan is for a term of 12 months with interest at the rate of 400 basis points over the 30-day LIBOR rate and a floor of 8% per annum. The loan is collateralized by the Pine Ridge Plaza shopping center development in Lawrence, Kansas. Initial funding of approximately $7.6 million was received upon closing in May 2001 and the balance of the loan is to be disbursed as construction of the additional retail space in the center is completed and tenant leases are executed. An additional draw on the loan totaling approximately $1.9 million was received in January 2002. The Company is currently negotiating an extension of the loan with the lender and anticipates that the loan will be paid off through a subsequent sale of the property. The loan agreement contains a provision whereby the Company is required to deposit cash or a letter of credit in the amount of $2 million with the lender should Kmart cease to be open for business in its space at the shopping center. As of March 27, 2002, the Kmart store remained in operation and was not slated for closure by Kmart at that time (See "Kmart Bankruptcy" below).

     The Company has several large debt obligations coming due in the near term and over the next several years which it intends to satisfy through the sale of assets consistent with its strategic plan adopted in 2001. Approximately $58 million is due August 10, 2002 on the Securitized Mortgage Loan which is collateralized by twenty-three of the Company's properties. The Company has listed its real estate assets for sale and expects to sell properties generating sufficient proceeds to pay off the Securitized Mortgage Loan by the due date. The Company is also negotiating with several lenders to refinance the Securitized Mortgage Loan on a short-term basis in the event that all or a portion of the loan is not retired by the due date. In the event that the

Securitized Mortgage Loan is not completely satisfied by the due date, the lender may institute foreclosure proceedings against the collateral.

     Approximate scheduled principal payments for the years subsequent to December 31, 2001 are as follows (in thousands):

2002........................................................    $ 66,272
2003........................................................      27,735
2004........................................................      43,522
2005........................................................         847
2006........................................................       3,804
2007 and thereafter.........................................      47,953
                                                                --------
Total.......................................................    $190,133
                                                                ========

     Certain of the Company's debt obligations contain cross-default and cross-acceleration provisions.

Bricktown Square Shopping Center

     The Company owns Bricktown Square in Chicago, Illinois which collateralizes two loans, the 8.5% Secured Convertible Notes due July 2003 (the "Convertible Notes") and the City of Chicago UDAG Loan (the "UDAG Loan") with outstanding balances of $27 million and approximately $7.8 million, respectively, at December 31, 2001. The UDAG Loan is secondary to the Convertible Notes and is nonrecourse to the Company. Net operating income and cash flows from Bricktown have declined significantly since 1998.

     The Company believes the current value of Bricktown Square is substantially below the debt obligations that it collateralizes. In March 2001, the Company entered into a standstill agreement with the City of Chicago to suspend payments on the UDAG Loan until December 2001. In December 2001, the Company failed to make a required payment of interest and principal totaling approximately $370,000 after its request for an extension of the standstill agreement was denied by the City. The Company did not make an additional payment of interest and principal totaling approximately $185,000 due in March 2002. Under the UDAG Loan agreement, the City has the right to declare the Company in default for nonpayment of the amounts due. If such default remains uncured, further defaults could result under the Convertible Notes and certain other of the Company's debt agreements thereby causing potential acceleration of amounts due under these agreements. The City has not declared the Company in default of the UDAG Loan Agreement as of March 27, 2002.

     In May 2001, the Company executed a lease at the property with a health club for a 35,000 square foot space formerly occupied by a theater tenant. In 2001, the Company recorded an impairment of real estate of approximately $ 4.6 million to reduce its carrying value in Bricktown Square to its net realizable value in accordance with SFAS No. 121. The Company is currently marketing Bricktown Square for sale.

Litigation

     In May 2001 the Circuit Court in Oakland County, Michigan granted summary disposition in favor of Anthony S. Gramer, Malan's former president and CEO, in litigation brought by Gramer seeking more than $1 million for breach of an employment agreement. The Court upheld the decision in September 2001 ruling in Gramer's favor in a lump sum amount. The Company believes that the order was entered in error and has filed an appeal with the Michigan Court of Appeals.

     Gramer contends that he is entitled under his agreements with the Company to both change in control payments and termination payments through December 2003, in a lump sum. The Company has not recorded a liability related to this lawsuit and intends to vigorously pursue all available avenues open in the litigation because the Company strongly believes that it has met all obligations under the employment agreement.

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

Kmart Bankruptcy

     In January 2002, the Company's major tenant, Kmart Corporation, filed a voluntary petition for reorganization relief under Chapter 11 of the U.S. Bankruptcy Code. The Company has a total of 27 stores under lease to Kmart with an average annual base rent of $2.78 per square foot. Leases with Kmart account for approximately 25 percent of the Company's annualized minimum rent and 47 percent of its gross leasable area. Under the bankruptcy laws, within a specified time frame, Kmart could reject and terminate any of their leases or affirm a lease with the ability to assign the lease or re-let the space to a third party. In February 2002, Kmart affirmed its lease with the Company for the store located in Fairview Heights, Illinois.

     Kmart has stated in its bankruptcy filings that it expects "to emerge from Chapter 11 having improved their operations and rationalized their capital structure". As part of its plan of reorganization, Kmart announced in March 2002 that it intended to close 284 of its operating stores including four stores owned by the Company. Revenues derived from the four stores, which are located in Topeka, Kansas, Forestville, Maryland and Madison and Marshfield, Wisconsin, total approximately $1.5 million annually.

     Three of these four properties also have other in-line tenants that may be adversely affected by the closures. The effect on future cash flows resulting from these closures cannot be determined at this time, however, in preparing the accompanying the financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities. Nevertheless, actual results may differ from these estimates under different assumptions or conditions.

     Kmart has announced that it may close additional stores in the future. Should Kmart reject the leases on the above stores it intends to close, or close additional stores in the Company's portfolio, future cash flows may be materially impacted. As of March 27, 2002, Kmart had neither affirmed nor rejected the leases on any of the four stores mentioned above.

Proposed Plan of Liquidation

     As a result of several factors including the Company's debt structure, including the over-leverage of Bricktown Square, impediments to the redevelopment of the property in Farmington Hills, Michigan, and the bankruptcy filing of Kmart Corporation, the Company's Board of Directors voted in March 2002 to recommend a plan of liquidation to its shareholders. The proposed plan contemplates the sale of all the Company's properties and other assets and will be subject to shareholder approval at the 2002 annual meeting of shareholders, as well as to agreements from some of the Company's lenders. If the plan is approved by the shareholders, the Company expects to achieve reductions in operating costs during the liquidation period. While the Company will undertake to proceed expeditiously, the liquidation process could take up to twenty-four months or longer to complete. In conjunction with the recommendation to liquidate, the Board announced that it was indefinitely suspending regular quarterly cash distributions. It is currently contemplated that cash generated from operations and property sales during the liquidation period will be used first to make required payments of debt and other liabilities and then distributed to common shareholders. The Company has entered into listing agreements for its real estate assets consistent with its previously announced strategic plan.

MANAGEMENT CHANGES

     In January 2002, in response to the discontinuation of its acquisition and development plans, the Company entered into a separation agreement with its president, Michael Kaline which supercedes its previous employment agreement with Mr. Kaline. As part of the agreement Mr. Kaline resigned as an employee of the Company and was placed on leave of absence until August 9, 2002. In addition, he received a lump sum payment of $54,000 in February 2002, will continue to draw his salary of $15,000 per month until August 9, 2002 and will receive an additional lump sum payment of $15,000 immediately following August 10,

2002. He will also be entitled to certain other benefits during this period. In March 2002, Jeffrey D. Lewis assumed the title of president in addition to his responsibilities as chief executive officer.

SAFE HARBOR STATEMENT

     Each of the above statements regarding anticipated operating results are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes the statements and projections are based upon reasonable assumptions, actual results may differ from those projected.

     Key factors that could cause actual results to differ materially include the results of the Company's restructuring of the Bricktown Square debt described above, the Company's ability to retire or refinance its other indebtedness as it comes due, the Company's success in selling assets and implementing its strategic plan, economic downturns, bankruptcies and other financial difficulties of tenants, including the ultimate disposition of lease agreements with Kmart Corporation, leasing activities, the outcome of the litigation filed by the Company's former president, and other risks associated with the commercial real estate business, and as detailed in the Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     The Company has exposure to interest rate risk on its debt obligations and interest rate instruments. Based on the Company's outstanding variable rate debt at December 31, 2001, a one percent increase or decrease in interest rates would no have no effect on the Company's earnings or cash flows or the fair value of the debt outstanding at that date.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                     INDEX

                                                                 PAGE
                                                                NUMBER
                                                                ------
Reports of Independent Accountants..........................      18
Consolidated Balance Sheets as of December 31, 2001 and
  2000......................................................      20
Consolidated Statements of Operations for Each of the Three
  Years in the Period Ended December 31, 2001...............      21
Consolidated Statements of Shareholders' Equity for Each of
  the Three Years in the Period Ended December 31, 2001.....      22
Consolidated Statements of Cash Flows for Each of the Three
  Years in the Period Ended December 31, 2001...............      23
Notes to Consolidated Financial Statements..................      24
Report of Independent Accountants -- Financial Statement
  Schedules.................................................      38
Consolidated Financial Statement Schedule II -- Valuation
  and Qualifying Accounts...................................      39
Consolidated Financial Statement Schedule III -- Real Estate
  and Accumulated Depreciation..............................      40

     Schedules other than the ones above are omitted because they are not applicable, not required, or the information required to be set forth therein is included in the consolidated financial statements or the notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of Malan Realty Investors, Inc.

     In our opinion, the accompanying consolidated balance sheet as of December 31, 2001 and the related consolidated statements of operations, shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Malan Realty Investors, Inc. and its subsidiaries at December 31, 2001, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The financial statements of the Company as of December 31, 2000 and 1999 and for the years then ended were audited by other independent accountants whose report dated January 31, 2001 expressed an unqualified opinion on those statements.

     As discussed in Note 2 to the financial statements, the Company is delinquent with respect to required payments on a mortgage loan which could result in the acceleration of certain other losses. Additionally, the Company has significant debt obligations coming due in the near term. As discussed in
Note 15 to the financial statements, the Company's largest tenant has filed for bankruptcy protection. As discussed in Note 15 to the financial statements, the Company's Board of Directors has recommended a plan of liquidation to its shareholders. The financial statements do not include any adjustments that might result from the outcome of these matters.

     As discussed in Note 10 to the financial statements, the Company changed its method for accounting for interest rate cap agreements.

PricewaterhouseCoopers LLP

Chicago, Illinois
March 27, 2002

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and
Shareholders of Malan Realty Investors, Inc.

     We have audited the accompanying consolidated balance sheets of Malan Realty Investors, Inc. and subsidiaries (the "Corporation") as of December 31, 2000 and the related consolidated statements of operations, shareholders' equity, cash flows and consolidated financial statement schedules listed at Item 8 for the years ended December 31, 2000 and 1999. These financial statements and financial statement schedules are the responsibility of the Corporation's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Malan Realty Investors, Inc. and subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for the years ended December 31, 2000 and 1999, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basis consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

     As discussed in Note 11 to the financial statements, in 1999 the Company changed its method of accounting for percentage rents.

DELOITTE & TOUCHE LLP

Detroit, Michigan
January 31, 2001

                 MALAN REALTY INVESTORS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                    DECEMBER 31,
                                                                --------------------
                                                                  2001        2000
                                                                  ----        ----
ASSETS:
  Real Estate (Notes 2 and 8):
     Land...................................................    $ 28,277    $ 29,291
     Buildings and improvements.............................     219,776     236,275
                                                                --------    --------
       Total................................................     248,053     265,566
       Less: accumulated depreciation.......................     (36,570)    (32,020)
                                                                --------    --------
       Total................................................     211,483     233,546
  Other Assets:
     Accounts receivable (net of allowance of $386 and $505
      at December 31, 2001 and 2000)........................       4,275       1,095
     Deferred financing and other...........................       5,427       6,420
     Cash and cash equivalents..............................       1,649         821
     Restricted cash -- mortgage escrow deposits............       2,492       2,101
                                                                --------    --------
       TOTAL ASSETS.........................................    $225,326    $243,983
                                                                ========    ========
LIABILITIES:
  Mortgages (Note 2)........................................    $120,390    $125,011
  Convertible debentures (Note 2)...........................      42,743      42,743
  Convertible notes (Note 2)................................      27,000      27,000
  Accounts payable and other................................       2,844       2,763
  Accrued distributions payable.............................       1,280       2,199
  Accrued property taxes....................................       6,965       1,310
  Accrued interest payable..................................       4,189       3,873
                                                                --------    --------
       Total liabilities....................................     205,411     204,899
                                                                --------    --------
COMMITMENTS AND CONTINGENCIES (NOTE 5)
SHAREHOLDERS' EQUITY (NOTE 3)
  Common stock ($.01 par value, 30 million shares
     authorized, 5,121,370 and 5,162,920 shares issued and
     outstanding as of December 31, 2001 and 2000)..........          51          52
  Additional paid in capital................................      73,751      74,078
  Accumulated distributions in excess of net income.........     (53,887)    (35,046)
                                                                --------    --------
       Total shareholders' equity...........................      19,915      39,084
                                                                --------    --------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...........    $225,326    $243,983
                                                                ========    ========

                 See Notes to Consolidated Financial Statements

                 MALAN REALTY INVESTORS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                   YEARS ENDED DECEMBER 31,
                                                                ------------------------------
                                                                  2001       2000       1999
                                                                  ----       ----       ----
REVENUES
  Minimum rent (Note 5).....................................    $ 28,217    $29,430    $30,662
  Percentage and overage rents (Note 11)....................       1,369      1,531      1,307
  Recoveries from tenants...................................      10,076     10,222     10,688
  Interest and other income.................................         399        661        615
  Gain on sale of real estate...............................       3,830      3,158      1,602
                                                                --------    -------    -------
       TOTAL REVENUES.......................................      43,891     45,002     44,874
                                                                --------    -------    -------
EXPENSES
  Property operating and maintenance........................       3,317      3,215      3,115
  Other operating expenses..................................       1,848      2,151      1,752
  Real estate taxes.........................................       8,310      8,409      8,612
  General and administrative................................       2,979      2,156      2,024
  Proxy contest and related costs (Note 14).................                  3,200
  Depreciation and amortization.............................       6,808      6,795      6,368
  Impairment of real estate (Note 9)........................      15,266        190
                                                                --------    -------    -------
       TOTAL OPERATING EXPENSES.............................      38,528     26,116     21,871
                                                                --------    -------    -------
OPERATING INCOME............................................       5,363     18,886     23,003
INTEREST EXPENSE............................................      17,710     17,962     17,550
                                                                --------    -------    -------
Income (loss) before extraordinary item and cumulative
  effect of change in accounting principle..................     (12,347)       924      5,453
Extraordinary Item
     Loss on extinguishment of debt.........................                    (93)      (289)
                                                                --------    -------    -------
Income (loss) before cumulative effect of change in
  accounting principle......................................     (12,347)       831      5,164
Cumulative Effect of Change in Accounting Principle (Notes
  10 & 11)..................................................        (450)                 (522)
                                                                --------    -------    -------
NET INCOME (LOSS)...........................................    $(12,797)   $   831    $ 4,642
                                                                ========    =======    =======
BASIC AND DILUTED EARNINGS (LOSS) PER SHARE BEFORE
  EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE (NOTE 13)............................    $  (2.40)   $  0.18    $  1.05
                                                                ========    =======    =======
BASIC AND DILUTED EARNINGS (LOSS) PER SHARE BEFORE
  CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE (NOTE
  13).......................................................    $  (2.40)   $  0.16    $  1.00
                                                                ========    =======    =======
BASIC AND DILUTED EARNINGS (LOSS) PER SHARE (NOTE 13).......    $  (2.49)   $  0.16    $  0.90
                                                                ========    =======    =======
PRO FORMA (NOTES 10 & 11)
PRO FORMA AMOUNT ASSUMING THE CHANGE IN ACCOUNTING METHOD IS
  APPLIED RETROACTIVELY:
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM.....................    $ 12,347               $ 5,453
                                                                ========               =======
BASIC AND DILUTED EARNINGS (LOSS) PER SHARE BEFORE
  EXTRAORDINARY ITEM........................................    $  (2.40)              $  1.05
                                                                ========               =======
NET INCOME (LOSS)...........................................    $(12,347)              $ 5,164
                                                                ========               =======
BASIC AND DILUTED EARNINGS (LOSS) PER SHARE.................    $  (2.40)              $  1.00
                                                                ========               =======

                 See Notes to Consolidated Financial Statements

                 MALAN REALTY INVESTORS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                 ACCUMULATED
                                                                               DISTRIBUTIONS IN        TOTAL
                                                    PAR       ADDITIONAL          EXCESS OF        SHAREHOLDERS'
                                                   VALUE    PAID-IN CAPITAL       NET INCOME          EQUITY
                                                   -----    ---------------    ----------------    -------------
BALANCE, JANUARY 1, 1999.......................     $52         $74,117            $(22,932)         $ 51,237
  Directors compensation paid in stock.........                      48                                    48
  Repurchase of common stock...................                       4                                     4
  Distributions -- $1.70 per share.............                                      (8,790)           (8,790)
  Net income...................................                                       4,642             4,642
                                                    ---         -------            --------          --------
BALANCE, DECEMBER 31, 1999.....................      52          74,169             (27,080)           47,141
  Directors compensation paid in stock.........                      24                                    24
  Repurchase of common stock...................                    (115)                                 (115)
  Distributions -- $1.70 per share.............                                      (8,797)           (8,797)
  Net income...................................                                         831               831
                                                    ---         -------            --------          --------
BALANCE, DECEMBER 31, 2000.....................      52          74,078             (35,046)           39,084
  Stock grant paid to officer..................                      70                                    70
  Repurchase of common stock...................      (1)           (397)                                 (398)
  Distributions -- $1.175 per share............                                      (6,044)           (6,044)
  Net loss.....................................                                     (12,797)          (12,797)
                                                    ---         -------            --------          --------
BALANCE, DECEMBER 31, 2001.....................     $51         $73,751            $(53,887)         $ 19,915
                                                    ===         =======            ========          ========

                 See Notes to Consolidated Financial Statements

                 MALAN REALTY INVESTORS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                    YEARS ENDED DECEMBER 31,
                                                                --------------------------------
                                                                  2001        2000        1999
                                                                  ----        ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME (LOSS).........................................    $(12,797)   $    831    $  4,642
                                                                --------    --------    --------
  Adjustments to reconcile net income (loss) to net cash
     flows provided by operating activities:
     Depreciation and amortization..........................       6,808       6,795       6,368
     Amortization of deferred financing costs...............       1,600       1,673       1,849
     Officer compensation issued in stock...................          70
     Directors compensation issued in stock.................                      24          48
     Net gains on sales of real estate......................      (3,830)     (3,158)     (1,602)
     Impairment of real estate..............................      15,266         190
     Loss on extinguishment of debt.........................                      93         289
     Cumulative effect of change in accounting principle....         450
     Change in operating assets and liabilities that
       provided (used) cash:
       Accounts receivable and other assets.................      (4,286)     (1,379)        677
       Accounts payable, deferred income and other accrued
          liabilities.......................................       6,052         148      (1,399)
                                                                --------    --------    --------
     Total adjustments......................................      22,130       4,386       6,230
                                                                --------    --------    --------
     NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES........       9,333       5,217      10,872
                                                                --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Real estate developed, acquired or improved............      (7,711)     (2,406)    (12,516)
     Additions to leasehold improvements and equipment......         (59)        (38)
     Decrease (increase) in restricted cash.................        (391)        286         (57)
     Proceeds from sales of real estate.....................      12,036       6,531       7,950
                                                                --------    --------    --------
       NET CASH FLOWS PROVIDED BY (USED FOR) INVESTING
          ACTIVITIES........................................       3,875       4,373      (4,623)
                                                                --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Draws on lines of credit...............................       5,500       5,500      17,400
     Repayment of lines of credit...........................     (17,195)     (5,000)    (21,206)
     Principal payments on mortgages........................        (545)     (2,090)     (4,153)
     Debt extinguishment costs..............................                     (34)       (233)
     Net proceeds from mortgages............................       7,618                  12,281
     Distributions paid to shareholders.....................      (6,963)     (8,795)     (8,793)
     Debt issuance costs....................................        (397)        (92)       (622)
     Proceeds from stock options exercised..................                                   4
     Repurchases of common stock............................        (398)       (115)
     Repurchases of debentures..............................                              (1,968)
                                                                --------    --------    --------
       NET CASH FLOWS USED FOR FINANCING ACTIVITIES.........     (12,380)    (10,626)     (7,290)
                                                                --------    --------    --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........         828      (1,036)     (1,041)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR..............         821       1,857       2,898
                                                                --------    --------    --------
CASH AND CASH EQUIVALENTS AT END OF YEAR....................    $  1,649    $    821    $  1,857
                                                                ========    ========    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION -- CASH
  PAID FOR INTEREST DURING THE YEAR.........................    $ 15,713    $ 16,201    $ 15,976
                                                                ========    ========    ========

                 See Notes to Consolidated Financial Statements

                 MALAN REALTY INVESTORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The consolidated financial statements of the Company are prepared in conformity with accounting principles generally accepted in the United States. The preparation of these financial statements requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. The significant accounting principles which management believes are the most important to aid in fully understanding and evaluating the Company's reported financial results are the following:

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

     Basis of Combination and Principles of Consolidation -- The accompanying consolidated financial statements include the activity of the Company and its wholly owned subsidiaries, Malan Mortgagor, Inc., Malan Meadows, Inc., Malan Revolver, Inc., Malan Aurora Corp., Malan Pine Ridge LLC and Malan Midwest, LLC. All significant inter-company balances and transactions have been eliminated.

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

Buildings...................................................       40 years
Improvements................................................    10-40 years

     Maintenance and repairs are charged to expense as incurred. Renovations, which improve or extend the life of the asset are capitalized. Interest costs, real estate taxes and other directly related costs incurred during construction periods are capitalized and depreciated commencing with the date placed in service, on the same basis as the related assets.

     The Company reviews its properties on a quarterly basis for impairment and provides a provision if impairments are determined. To determine if impairment may exist, the Company reviews its properties and identifies those that have had either an event of change or event of circumstances warranting further assessment of recoverability. If further assessment of recoverability is needed, the Company estimates the future net cash flows expected to result from the use of the property and its eventual disposition, on an individual property basis. If the sum of the expected future net cash flows (undiscounted and without interest charges) over the Company's anticipated holding period is less than the carrying amount of the property on an individual property basis, the Company will recognize an impairment loss based upon the estimated fair value of such properties. Aggregate impairment losses are not reduced by unrealized appreciation of other assets. See Note 9 for the impairment of real estate.

     Real Estate Held For Sale -- The Company classifies real estate as held for sale at the time it executes a binding contract for the sale of the asset. At that point, the Company no longer records depreciation expense on the asset. If the sale is not completed within the time period specified in the sale agreement (including any extensions of time) the asset is reclassified as used in a trade or business and depreciation expense resumed from the point that the contract becomes null and void.

     Gain on Sale of Real Estate is recognized using the full accrual method. As the assets are sold, their costs and related accumulated depreciation are removed from the accounts with resulting gains or losses reflected in net income or loss. Estimated future costs to be incurred by the Company after completion of each sale are included in the determination of the gains on sales.

     Fair Value of Financial Instruments -- The Company's financial instruments include short-term investments, and mortgage loans payable. The fair values of the short-term investments were not materially different from their carrying or contract values due to the short term nature of these financial instruments. See
Note 6 for the fair values of the mortgage loans payable.

     Deferred Financing and Other consists primarily of deferred financing costs and lease procurement costs. Deferred financing costs at December 31, 2001 and 2000 of $12,243,000 and $11,846,000, respectively, are amortized on a straight-line basis over the terms of the applicable debt agreements. Accumulated amortization of deferred financing costs at December 31, 2001 and 2000 was $10,300,000 and $8,250,000, respectively. Amortization expense is included in interest expense in the Consolidated Statement of Operations.

     Lease procurement costs of $5,912,000 and $4,210,000 at December 31, 2001 and 2000, respectively, consist of direct leasing costs, tenant allowances and tenant improvements and are amortized on a straight line basis over the terms of the applicable tenant lease. Accumulated amortization of lease procurement costs at December 31, 2001 and 2000 was $1,903,000 and $1,157,000, respectively, and amortization expense for 2001, 2000 and 1999 was $775,000, $536,000 and $318,000, respectively.

     Revenue Recognition -- Minimum rents are recognized on a straight-line basis over the terms of the leases. The Company records percentage rental revenue when lessees' specified sale targets are achieved. Recoveries from tenants are recognized as revenue in the period that applicable costs are chargeable to tenants.

     Income Taxes -- The Company has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). As a REIT, the Company generally will not be subject to federal income taxation at the corporate level to the extent it distributes annually at least 90% (95% prior to 2001) of its real estate investment trust taxable income, as defined in the Code, to its shareholders and satisfies certain other requirements. Accordingly, no provision has been made for federal income taxes in the accompanying financial statements.

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

     Distributions of $1.175, $1.70 and $1.70 per common share were declared for each of the years ended December 31, 2001, 2000 and 1999, respectively, of which $0.52, $1.42 and $0.92, respectively, represent a return of capital for federal income tax purposes.

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

     Segment Information -- The Company's operating units are comprised of approximately 58 commercial retail properties. All financial results are aggregated into one operating segment since the properties have similar economic characteristics.

     Impact of Recently Adopted Accounting Standards -- In August 2001, the Financial Accounting Standards Board approved Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." The Statement retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. As individual properties will qualify as components under the provisions of SFAS No. 144, the Company expects the operations of all properties sold or classified as held for sale after December 31, 2001 to be shown as discontinued operations. In addition, operations for such properties for all prior periods presented will be reclassified to discontinued operations. The Company does not expect this statement to have a material impact on the consolidated financial position or results of operations.

2. MORTGAGES, DEBENTURES AND NOTES

     The following tables set forth certain information regarding the Company's debt:

                                                                                                               BALANCE
                                                                                                            DECEMBER 31,
                                                       RECOURSE(R)                                          ------------
                                   COLLATERAL       NONRECOURSE(N)(4)    INTEREST RATE    MATURITY DATE    2001       2000
                                   ----------       -----------------    -------------    -------------    ----       ----
                                                                                                           (IN THOUSANDS)
Mortgages
Greenwich Capital Line of
  Credit(1)..................  17 Retail                R               LIBOR + 250       November 2001        --   $ 11,694
                               Properties                               Basis Points
UDAG Loan....................  Bricktown Square(5)      N               5% increasing to  March 2023     $  7,827      7,827
                                                                        9%
Securitized Mortgage Loan....  23 Retail                N               7.59%(2)          August 2002      57,875     57,875
                               Properties
Daiwa Finance Corp...........  The Shops at             N               8.18%             February 2007    12,278     12,422
                               Fairlane Meadows
Wells Fargo Bank (formerly
  Bloomfield Acceptance
  Company)...................  13 Retail                N               7.55%             June 2028(3)     20,203     20,405
                               Properties
Wells Fargo Bank.............  Westland Shopping        N               8.02%             November 2007     5,667      5,730
                               Ctr.
Bank of America, USA.........  North Aurora, IL,-       N               8.7%              November 2009     5,410      5,447
                               Tinseltown Theater
US Bank (formerly Firstar
  Bank)......................  Lawrence, KS-            R               7.49%             February 2006     3,512      3,611
                               Southwind Theater
Cohen Financial..............  Lawrence, KS- Pine       N               LIBOR + 400       June 2002         7,618         --
                               Ridge Plaza                              Basis Points,
                                                                        Floor of 8%
                                                                                                         --------   --------
TOTAL MORTGAGES..............                                                                            $120,390   $125,011
                                                                                                         ========   ========
Convertible Debentures.......  Unsecured                R               9.5%              July 2004      $ 42,743   $ 42,743
                                                                                                         ========   ========
Convertible Notes............  Bricktown Square(5)      R               8.5%              July 2003      $ 27,000   $ 27,000
                                                                                                         ========   ========

-------------------------
(1) Loan agreement terminated November 2001 and was paid in full.

(2) Overall blended rate. The interest rate on four different tranches are either fixed or capped through the use of interest rate cap agreements. The effective interest rate is fixed at 7.59% through February 10, 2002; thereafter, the interest rate on $38.375 million of mortgage loans converts to a variable rate based on certain requirements. Net settlement costs paid under interest rate cap agreements are recorded on an accrual basis and recognized as an adjustment to interest expense.

(3) Loan is a 30-year loan expiring June 11, 2028. The loan is pre-payable at the end of 15 years, or June 11, 2013. Subsequent to that date, all cash flow from the property is excess of operating expenses is to be applied against accrued interest and principal with the balance of the loan due no later than June 11, 2028.

(4) Nonrecourse loans may contain customary carve-out provisions that are recourse to the Company.

(5) The Company believes the current value of Bricktown Square is insufficient to satisfy the debt obligations it collateralizes.

     The Company has a revolving line of credit, which expires September 2002, with Bank One which allows for borrowings up to $3.0 million. The line is collateralized by the Company's interest in Orchard-14 Shopping Center in Farmington Hills, Michigan. In October 2001, the available borrowing was reduced by approximately $1.573 million as a condition of the issuance of a letter of credit by Bank One required for an appeal bond in connection with litigation with the Company's former president and CEO. As of December 31, 2001 there were no outstanding borrowings on the line. As of December 31, 2001, the Company was in violation of two quarterly corporate level loan covenants on the line primarily as a result of an impairment of real estate under SFAS No. 121 recorded in the fourth quarter 2001. The Company subsequently received a waiver of the covenants from Bank One for the fourth quarter 2001.

     The Company has Convertible Debentures (the "Debentures") and Convertible Notes (the "Notes"), which are convertible into shares of Common Stock at a price of $17 per share. The Debentures are unsecured general obligations of the Company due July 15, 2004. In January 2002, Moody's Investors Services, Inc. downgraded its rating of the Debentures from B3 to CAA and simultaneously withdrew its rating. The Notes are general obligations due July 15, 2003 collateralized by a first mortgage on Bricktown Square in Chicago, Illinois. The Debentures are redeemable by the Company at par beginning July 15, 2001.

     The Company has in place a plan to repurchase and retire up to $15 million aggregate principal of Debentures. Approximately $11.807 million principal of Debentures has been repurchased under the plan. The Company did not make any repurchases in either 2001 or 2000. An extraordinary gain of approximately $171,000 was recorded in 1999 related to Debenture repurchases.

     In December 2001, the Company failed to make a required payment of interest and principal totaling $370,000 on the UDAG loan. Subsequent to year-end the Company did not make an additional payment due March 2002 totaling approximately $185,000. Under the UDAG Loan agreement, the City of Chicago has the right to declare the Company in default for the nonpayment(s). If such default remains uncured, further defaults could result under the Convertible Notes and certain other of the Company's debt agreements thereby causing potential acceleration of amounts due under those agreements. The City has not declared the Company in default of the UDAG Loan agreement as of March 27, 2002.

     The Company plans on satisfying debt obligations coming due in the near term and over the next several years through the sale of assets consistent with its strategic plan adopted in 2001. Approximately $58 million is due August 10, 2002 on the Securitized Mortgage Loan which is collateralized by twenty-three of the Company's properties. The Company has listed its real estate assets for sale and expects to sell properties generating sufficient proceeds to pay off the Securitized Mortgage Loan by the due date. The Company is also negotiating with several lenders to refinance the Securitized Mortgage Loan on a short-term basis in the event that all or a portion of the loan is not retired by the due date. In the event that the Securitized Mortgage Loan is not completely satisfied by the due date the lender may institute foreclosure proceedings against the collateral.

     Interest capitalized as part of the cost of redevelopment projects totaled $84,000, $32,000 and $161,000 in 2001, 2000 and 1999, respectively.

     Approximate scheduled principal payments for the years subsequent to December 31, 2001 are as follows (in thousands):

2002........................................................    $ 66,272
2003........................................................      27,735
2004........................................................      43,522
2005........................................................         847
2006........................................................       3,804
2007 and thereafter.........................................      47,953
                                                                --------
     Total..................................................    $190,133
                                                                ========

     Certain of the Company's debt obligations contain cross-default and cross-acceleration provisions.

3. STOCK OPTION AND COMPENSATION PLANS

     Employee Option Plan -- The Company has a stock option plan (the "Employee Option Plan") to enable its employees to participate in the ownership of the Company. Under the Employee Option Plan, executive officers and employees of the Company may be granted options to acquire shares of Common Stock of the Company ("Options"). The Employee Option Plan is administered by the Compensation Committee of the Board of Directors (the "Board"), which is authorized to select the executive officers and other employees to whom Options are to be granted. No member of the Compensation Committee is eligible to participate in the Employee Option Plan. The aggregate number of shares of Common Stock that may be issued upon the exercise of all Options is 400,000 shares.

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

     Directors Option Plan -- The Company has a stock option plan for non-employee directors (the "Directors Option Plan"). Under the Directors Option Plan, following each Annual Meeting of the Board each non-employee Director is automatically granted an option to purchase 1,000 shares of Common Stock.

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

     The following table summarizes the activity for the Company's Stock Option
Plans:

                                          EMPLOYEE OPTION PLAN                       DIRECTORS OPTION PLAN
                                ----------------------------------------    ----------------------------------------
                                 SHARES      EXERCISE        WEIGHTED        SHARES      EXERCISE        WEIGHTED
                                 SUBJECT       PRICE         AVERAGE         SUBJECT       PRICE         AVERAGE
                                TO OPTION    PER SHARE    EXERCISE PRICE    TO OPTION    PER SHARE    EXERCISE PRICE
                                ---------    ---------    --------------    ---------    ---------    --------------
Balance, January 1, 1999....     324,216     $13.375 -       $15.422          13,792     $14.375 -       $16.174
                                             $17.00                                      $17.688
Options Granted 1999........                                                   4,000     $15.375         $15.375
Options Forfeited 1999......     (15,000)    $15.375         $15.375
Options Exercised 1999......        (300)    $13.375         $13.375
                                --------                                     -------
Balance, December 31,
  1999......................     308,916     $13.375 -       $15.383          17,792     $14.375 -       $15.994
                                             $17.00                                      $17.688
Options Granted 2000........      53,000     $13.438         $13.438           3,000     $13.375         $13.375
Options Forfeited 2000......    (127,900)    $13.375 -
                                --------                                     -------
                                             $17.00
Balance, December 31,
  2000......................     234,016     $13.375 -       $14.903          20,792     $13.375 -       $15.529
                                             $17.00                                      $17.688
Options Granted 2001........     100,000     $ 7.04          $ 7.04            5,000     $ 8.80          $ 8.80
Options Forfeited 2001......      (2,710)    $13.375 -       $14.09          (17,792)    $13.375 -       $15.99
                                --------                                     -------                     =======
                                             $17.00                                      $17.688
Balance, December 31,
  2001......................     331,306     $13.375 -       $12.54            8,000     $ 8.80 -        $10.70
                                ========                     =======         =======                     =======
                                             $17.00                                      $13.875
Options Exercisable at
  December 31, 2001.........     190,506                     $15.23            8,000                     $10.70
                                ========                     =======         =======                     =======

     The Company has elected to report compensation by applying the requirements of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and therefore has recorded no charge to income for stock options. The effect on the Company's net income and earnings per share for 2001, 2000 and 1999 would have been immaterial had the Company recognized compensation expense using the Black-Scholes option pricing model utilizing the following values and weighted-average assumptions:

                                                           2001       2000       1999
                                                           ----       ----       ----
Option value.........................................      $ .27      $ .01      $ .12
Dividend yield.......................................       14.2%      12.7%      12.7%
Expected volatility..................................          1%         8%         8%
Risk-free interest rate..............................          6%         6%         6%
Expected lives (in years)............................         10         10         10

     The outstanding stock options at December 31, 2001 have a weighted average contractual life of 6.13 years.

     Stock Compensation Plan -- In order to provide an opportunity for Board members to increase their ownership, the Company has a stock compensation plan for non-employee directors (the "Stock Compensation Plan"). Under the Stock Compensation Plan, each non-employee Director may make an election by June 30 of each year to receive all or a portion of the Director's compensation for the following calendar year in the form of Common Stock of the Company in lieu of cash. Once made, the election is irrevocable for the following year's compensation.

     The number of shares of Common Stock to be paid to a Director instead of cash compensation will be determined based on the closing price of the Common Stock on the New York Stock Exchange on the day before the compensation is earned by the Director (i.e., the day before a Board meeting). A maximum of 100,000 shares may be issued under the Stock Compensation Plan. During 2001 there were no shares issued. During 2000 and 1999, a total of 1,816 and 3,362 shares, respectively, were issued under the plan reflecting compensation of $24,000 and $48,000, respectively.

     401(K) Plan -- The Company has a 401(k) retirement plan (the "401(k) Plan") covering all of its employees. Under the 401(k) plan, participants are able to defer, until termination of employment with the Company, up to 20% of their annual compensation. The Company intends to match a portion of the participant's contributions in an amount to be determined each year by the Board. Compensation expense in connection with the 401(k) Plan for 2001, 2000 and 1999 was $46,000, $47,000 and $34,000, respectively.

4. STOCK REPURCHASE PLAN

     The Company has in place a Stock Repurchase Plan for up to 500,000 shares of its Common Stock, such purchases to be made in the open market, with the timing dependent upon market conditions, pending corporate events and availability of funds. During the twelve months ended December 31, 2001, the Company repurchased 48,100 shares at an average cost of $8.26 per share.

5. COMMITMENTS AND CONTINGENCIES

     Revenues derived from the Company's major tenant, Kmart, amounted to 27.7%, 27.2% and 28.8% of total revenues for the years ended December 31, 2001, 2000 and 1999, respectively. Amounts billed and owing from the major tenant were $99,000 and $135,000 at December 31, 2001 and 2000, respectively. In addition, at December 31, 2001, Kmart was responsible for $2.162 million in real estate taxes assessed in 2001 payable in 2002.

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

     The Company's loan agreement with Cohen Financial contains a provision whereby the Company is required to deposit cash or a letter of credit in the amount of $2 million with the lender should Kmart cease to be open for business in its space at Pine Ridge Plaza in Lawrence, Kansas.

     Approximate future minimum rent under operating leases, in which the Company is the lessor, for the years subsequent to December 31, 2001, assuming no new or renegotiated leases or option extensions, are as follows (in thousands):

2002........................................................    $ 27,232
2003........................................................      22,756
2004........................................................      21,391
2005........................................................      18,141
2006........................................................      17,743
2007 and thereafter.........................................      90,405
                                                                --------
     Total..................................................    $197,668
                                                                ========

     Approximate future minimum rental payments under the terms of all non-cancelable operating leases in which the Company is the lessee, principally for ground leases and office rent, subsequent to December 31, 2001, are as follows (in thousands):

2002........................................................    $  481
2003........................................................       481
2004........................................................       444
2005........................................................       332
2006........................................................       298
2007 and thereafter.........................................     7,069
                                                                ------
     Total..................................................    $9,105
                                                                ======

     Rent expense for operating leases for the years ended December 31, 2001, 2000 and 1999 was $476,000, $488,000 and $482,000, respectively.

     The Company, as an owner of real estate, is subject to various environmental laws. Compliance by the Company with existing laws has not had a material adverse financial effect during the three-year period ended December 31, 2001, nor does management believe it will have a material impact in the future. However, management cannot predict the impact of new or changed laws or regulations on its current properties or properties that it may require.

     In May 2001 the Circuit Court in Oakland County, Michigan granted summary disposition in favor of Anthony S. Gramer, Malan's former president and CEO, in litigation brought by Gramer seeking more than $1 million for breach of an employment agreement. The Court upheld the decision in September 2001 ruling in Gramer's favor in a lump sum amount. The Company believes that the order was entered in error and has filed an appeal with the Michigan Court of Appeals.

     Gramer contends that he is entitled under his agreements with the Company to both change in control payments and termination payments through December 2003, in a lump sum. The Company has not recorded a liability related to this lawsuit and intends to vigorously pursue all available avenues open in the litigation because the Company strongly believes that it has met all obligations under the employment agreement.

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

     Cash and Cash Equivalents -- The carrying amount for cash and cash equivalents approximates fair value due to the short maturity of these instruments.

     Interest Rate Hedging Instruments -- The Company entered into interest rate agreements to reduce its exposure to changes in the cost of the floating rate portion of its Securitized Mortgage Loan.

     As of December 31, 2001, the following interest rate cap agreements were outstanding:

                 LIBOR   FREQUENCY
   NOTIONAL       CAP     OF RATE
    AMOUNT       RATE     RESETS                 TERM
   --------      -----   ---------               ----
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

     The carrying value and fair value of the interest rate caps as of December 31, 2001 was zero. The carrying value and fair value as of December 31, 2000 was $452,000 and $2,000, respectively.

     Mortgages -- The fair value of the mortgages is based on the present value of contractual cash flows limited by the value of the underlying collateral and is as follows at December 31 (in thousands):

                                                                 2001                      2000
                                                        ----------------------    ----------------------
                                                        CARRYING    ESTIMATED     CARRYING    ESTIMATED
                                                         AMOUNT     FAIR VALUE     AMOUNT     FAIR VALUE
                                                        --------    ----------    --------    ----------
Greenwich Capital Line of Credit....................          --           --     $ 11,694     $ 11,694
UDAG Loan...........................................    $  7,827           --        7,827        4,668
Securitized Mortgage Loan...........................      57,875     $ 57,875       57,875       57,875
Daiwa Finance Corp..................................      12,278       12,278       12,422       12,422
Wells Fargo Bank (formerly Bloomfield Acceptance
  Company)..........................................      20,203       20,203       20,405       20,405
Wells Fargo Bank....................................       5,667        5,667        5,730        5,730
Bank of America.....................................       5,410        5,410        5,447        5,447
US Bank (formerly Firstar Bank).....................       3,512        3,512        3,611        3,611
Cohen Financial.....................................       7,618        7,618           --           --
                                                        --------     --------     --------     --------
TOTAL...............................................    $120,390     $112,563     $125,011     $121,852
                                                        ========     ========     ========     ========

     Convertible Debentures and Convertible Notes -- The fair value of the Convertible Debentures is based on the traded value at the close of business at year-end. The carrying value of the Convertible Debentures as of December 31, 2001 and 2000 was $42.743 million for both years. The estimated fair value based upon the traded value at the close of business on December 31, 2001 and 2000 was $38.469 million and $35.477 million, respectively. Management believes that the carrying value of the Convertible Notes as of December 31, 2001 and 2000 approximates the fair value.

     The fair value estimates presented herein are based on information available to management as of December 31, 2001 and 2000. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such financial instruments have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

7. SIGNIFICANT NONCASH TRANSACTIONS

     Significant non-cash transactions for the three years ended December 31, 2001 are as follows:

                                                                 YEARS ENDED DECEMBER 31,
                                                                --------------------------
                                                                 2001      2000      1999
                                                                 ----      ----      ----
                                                                      (IN THOUSANDS)
Distributions declared not yet paid.........................    $1,280    $2,199    $2,198

8. PROPERTY ACQUISITIONS AND DISPOSITIONS

     During the three years ended December 31, 2001, the Company acquired and disposed of the following properties:

                                                                                    GROSS
                                                                                LEASABLE AREA    CAPITALIZED
       ACQUISITION DATE                 PROPERTY               LOCATION           (SQ. FT.)         COSTS
       ----------------                 --------               --------         -------------    -----------
                                                                                       (IN THOUSANDS)
1/27/99.......................    Wal-Mart Plaza           Decatur, IL                45           $4,170
2/24/2000.....................    Ground Lease Interest    Topeka, KS                 --              544
                                                                                                     NET
       DISPOSITION DATE                                                                           PROCEEDS
       ----------------                                                                           --------
3/24/99.......................    Kmart Plaza              Colma, CA                  94           $7,404
8/6/99........................    Miller Mall              Gary, IN                  130              546
6/29/00.......................    Levitz Furniture         Manchester, MO            117            1,500
5/8/01........................    Standard Supply          Liberal, KS                40              418
6/8/01........................    Kmart Plaza              Green Bay, WI             119            3,108
7/26/01.......................    Kmart Plaza              Madison, WI               106            1,597
7/26/01.......................    Kmart Plaza              New Lenox, IL              89            4,979
11/5/01.......................    Vacant Building          Great Bend, KS             56              259
11/15/01......................    Kmart Plaza              Stevens Point, WI         109            1,296
11/26/01......................    Outlot                   North Aurora, IL            5           $  379

9. IMPAIRMENT OF REAL ESTATE

     In 2001, the Company recorded an impairment of real estate under SFAS No. 121 totaling of $15.266 million related to a reduction in the carrying value of 27 properties. The impairment is based on management's conclusion that the cost basis of these assets will not be recovered over their intended holding periods through cash flows associated with future operations or sale. An impairment of real estate totaling $190,000 related to one property was recorded in 2000. Under SFAS No. 121, aggregate impairment losses are not reduced by unrealized appreciation of other assets.

10. CHANGE IN METHOD OF ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS

     On January 1, 2001 the Company adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133, as amended, requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivatives and whether they qualify for hedge accounting. The Company's derivatives consist of interest rate cap agreements which the Company purchased to reduce its exposure to increase in rates on its floating rate debt. The cumulative effect of the adjustment as of January 1, 2001 was a reduction in net income of $450,000. The adjustment reduced the carrying amount of the interest rate caps to $0. The fair value of the interest rate caps, which mature in 2002 is $0 at December 31, 2001.

11. CHANGE IN METHOD OF ACCOUNTING FOR PERCENTAGE RENTAL REVENUE

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

     The effect of the change on the quarters and year-end 1999 is as follows (in thousands, except per share amounts):

                                                        THREE MONTHS ENDED
                                     ---------------------------------------------------------     YEAR ENDED
                                     MARCH 31,      JUNE 30,      SEPTEMBER 30,   DECEMBER 31,    DECEMBER 31,
                                       1999           1999            1999            1999            1999
                                     ---------      --------      -------------   ------------    ------------
Net income under previous method
  of accounting for percentage
  rents..........................     $2,135(1)      $1,182(1)        $764(1)        $1,100          $5,181
Effect of change in accounting
  for percentage rents...........       (103)          (130)           (45)             261             (17)
Cumulative effect of change in
  accounting principle...........       (522)            --             --               --            (522)
                                      ------         ------           ----           ------          ------
Net income under current method
  of accounting for percentage
  rents..........................     $1,510         $1,052           $719           $1,361          $4,642
                                      ======         ======           ====           ======          ======
PER SHARE AMOUNTS:
Basic and diluted earnings per
  share under previous method of
  accounting for percentage
  rents..........................     $  .41(1)      $  .23(1)        $.15(1)        $  .21          $ 1.00
Effects of change in accounting
  for percentage rents...........       (.02)          (.03)          (.01)             .05              --
                                                                                                     ------
Cumulative effect of change in
  accounting principle...........       (.10)            --             --               --            (.10)
                                      ------         ------           ----           ------          ------
Basic and diluted earnings per
  share under current method of
  accounting for percentage
  rents..........................     $  .29         $  .20           $.14           $  .26          $  .90
                                      ======         ======           ====           ======          ======

-------------------------
(1) Net income as previously reported in the Company's Form 10-Q as filed for the applicable quarter.

12. QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly financial data for the three-month periods indicated are as follows.

                                                           FIRST       SECOND       THIRD       FOURTH
                                                          QUARTER    QUARTER(1)    QUARTER    QUARTER(2)
                                                          -------    ----------    -------    ----------
2001
----
Revenues..............................................    $10,569     $10,643      $12,565     $ 10,114
Income (loss) before extraordinary item and cumulative
  effect of change in accounting principle............    $   324     $(3,138)     $ 2,138     $(11,671)
Income (loss) before cumulative effect of change in
  accounting principle................................    $   324     $(3,138)     $ 2,138     $(11,671)
Net income (loss).....................................    $  (126)    $(3,138)     $ 2,138     $(11,671)
Basic and diluted earnings (loss) per share before
  cumulative effect of change in accounting
  principle...........................................    $   .06     $  (.61)     $   .42     $  (2.28)
Basic and diluted earnings (loss) per share...........    $  (.02)    $  (.61)     $   .42     $  (2.28)

                                                            FIRST     SECOND      THIRD       FOURTH
                                                           QUARTER    QUARTER    QUARTER    QUARTER(3)
                                                           -------    -------    -------    ----------
2000
----
Revenues...............................................    $11,029    $13,295    $10,304     $10,374
Income (loss) before extraordinary item................    $   948    $   (59)   $   621     $  (586)
Net income (loss)......................................    $   948    $  (152)   $   621     $  (586)
Basic and diluted earnings (loss) per share before
  extraordinary item...................................    $   .18    $  (.01)   $   .12     $  (.11)
Basic and diluted earnings (loss) per share............    $   .18    $  (.03)   $   .12     $  (.11)

-------------------------
(1) Second quarter 2001 results are impacted by a $3.59 million impairment of real estate due to the reduction of the Company's carrying value of Bricktown Square in Chicago, Illinois and Stevens Point, Wisconsin.

(2) Fourth Quarter 2001 results are impacted by an $11.447 million impairment of real estate due to the reduction of carrying value of 25 properties.

(3) Fourth quarter 2000 results are impacted by a $190,000 impairment of real estate due to the reduction of the carrying value of Great Bend, Kansas and by additional bad debt expense of $250,000 due to the potential uncollectibility of past due rents from a former tenant at the Bricktown Square.

13. EARNINGS PER SHARE

     Earnings per share ("EPS") data were computed as follows (in thousands except per share amounts):

                                                                  YEAR ENDED DECEMBER 31,
                                                                ----------------------------
                                                                  2001       2000      1999
                                                                  ----       ----      ----
Net income (loss) before extraordinary item and cumulative
  effect of change in accounting principle..................    $(12,347)   $  924    $5,453
Extraordinary item: Loss on extinguishment of debt..........                   (93)     (289)
                                                                --------    ------    ------
Net income (loss) before cumulative effect of change in
  accounting principle......................................     (12,347)      831     5,164
Cumulative effect of change in accounting principle.........        (450)               (522)
                                                                --------    ------    ------
Net income (loss)...........................................    $(12,797)   $  831    $4,642
                                                                ========    ======    ======
Weighted Average Shares Outstanding
Basic.......................................................       5,138     5,173     5,170
Shares issuable under employment agreement..................                     7
                                                                --------    ------    ------
Shares applicable to diluted earnings.......................       5,138     5,180     5,170
                                                                ========    ======    ======
Basic and Diluted EPS:
Earnings (loss) per share before extraordinary item and
  cumulative effect of change in accounting principle.......    $  (2.40)   $  .18    $ 1.05
                                                                ========    ======    ======
Earnings (loss) per share before cumulative effect of change
  in accounting principle...................................    $  (2.40)   $  .16    $ 1.00
                                                                ========    ======    ======
Earnings (loss) per share...................................    $  (2.49)   $  .16    $ 0.90
                                                                ========    ======    ======

     Diluted EPS reflects the potential dilution of securities that could share in the earnings but does not include shares issuable upon conversion of securities that would have an antidilutive effect on earnings per share.

14. PROXY CONTEST AND RELATED COSTS

     At the Company's Annual Shareholder Meeting in May 2000, a slate of five Directors was elected and replaced the Company's then existing Board of Directors. The Company paid approximately $890,000 in costs relating to the proxy contest including reimbursements to shareholders.

     In connection with the proxy contest, the Company made payments in May 2000 to the three then officers of the Company, totaling $1.75 million. Certain of these payments are currently the subject of litigation. The Company also recorded an accrued liability of $800,000 relating to its future obligation (also the subject of litigation) to provide lifetime health insurance benefits to the officers. The accrued liability was subsequently reduced when the Company entered into an employment agreement with one of the officers. The agreement, which was signed in August 2000, included the relinquishment of any right to lifetime health insurance by that officer and a grant of 6,550 shares of the Company's Common Stock. The accrued liability related to the health insurance benefit was approximately $477,000 at December 31, 2001.

15. SUBSEQUENT EVENTS

     Kmart Bankruptcy -- In January 2002, the Company's major tenant, Kmart Corporation, filed a voluntary petition for reorganization relief under Chapter 11 of the U.S. Bankruptcy Code. Approximately 25 percent of the Company's annualized minimum rent is derived from, and 47 percent of its gross leasable area is attributable to, leases with Kmart. As part of its plan of reorganization, Kmart announced in March 2002 that it intended to close 284 of its operating stores including four stores owned by the Company.

Revenues derived from the four stores, which are located in Topeka, Kansas, Forestville, Maryland and Madison and Marshfield, Wisconsin, total approximately $1.5 million annually. In addition, three of the properties have other in-line tenants that may be adversely affected by the closures. The effect on future cash flows resulting from these closures cannot be determined at this time; however, in preparing these financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities. Nevertheless, actual results may differ from these estimates under different assumptions or conditions. Kmart had previously affirmed one of its leases with the Company in February 2002. Kmart has also announced that it may close additional stores in the future.

     Proposed Plan of Liquidation -- As a result of several factors including the Company's debt structure, including over-leverage of Bricktown Square, impediments to the redevelopment of its property in Farmington Hills, Michigan, and the bankruptcy filing of Kmart Corporation, the Company's Board of Directors voted in March 2002 to recommend a plan of liquidation to its shareholders. The proposed plan contemplates the sale of all the Company's properties and other assets and will be subject to shareholder approval at the 2002 annual meeting of shareholders, as well as to agreements from some of the Company's lenders. In conjunction with the recommendation, the Board announced that it was indefinitely suspending regular quarterly cash distributions.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of Malan Realty Investors, Inc.:

     Our audit of the consolidated financial statements referred to in our report dated March 27, 2002 of Malan Realty Investors, Inc. and subsidiaries, which report and consolidated financial statements are included in this Annual Report on Form 10-K, also included an audit of the financial statement schedules listed in the Index to Consolidated Financial Statements and Supplementary Data on page 17 of this Form 10-K as of and for the year ended December 31, 2001. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Chicago, Illinois
March 27, 2002

                          MALAN REALTY INVESTORS, INC.
         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                 (IN THOUSANDS)

                                                        BALANCE AT                                 BALANCE AT
                                                       BEGINNING OF    CHARGED TO                    END OF
                                                           YEAR         EXPENSE      DEDUCTIONS       YEAR
                                                       ------------    ----------    ----------    ----------
Year ended December 31, 1999
  Allowance of uncollectible accounts..............        $140           $175          $159          $156
                                                           ====           ====          ====          ====
Year ended December 31, 2000
  Allowance of uncollectible accounts..............        $156            525           176          $505
                                                           ====           ====          ====          ====
Year ended December 31, 2001
  Allowance of uncollectible accounts..............        $505            385           504          $386
                                                           ====           ====          ====          ====

                          MALAN REALTY INVESTORS, INC.

            SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 2001
                                 (IN THOUSANDS)

                                                                                             COST CAPITALIZED/
                                                                                                IMPAIRMENTS
                                                                                               SUBSEQUENT TO
                                                                INITIAL COST TO COMPANY         ACQUISITION
                                                                -----------------------    ----------------------
                                                                           BUILDINGS &               BUILDINGS &
        STATE/TYPE (# OF PROPERTIES)            ENCUMBRANCES     LAND      IMPROVEMENTS     LAND     IMPROVEMENTS
        ----------------------------            ------------     ----      ------------     ----     ------------
ILLINOIS:
  Community Shopping Centers(6).............      $34,827       $ 6,357      $ 45,070      $   28      $(3,024)
  Freestanding Retail Properties(7).........            *         1,290        15,855                    1,312
  Entertainment Facilities(2)...............        5,410           146         6,071                    6,982
INDIANA:
  Community Shopping Centers(7).............            *         3,405        24,501                    3,122
  Freestanding Retail Properties(1).........            *                       2,241                       56
KANSAS:
  Community Shopping Centers(5).............        7,618           942        11,135       3,446        7,534
  Freestanding Retail Properties(6).........            *           570         5,131                      245
  Entertainment Facility(1).................        3,512         1,118         3,090
MARYLAND:
  Freestanding Retail Properties(1).........            *           282         2,534                      177
MICHIGAN:
  Community Shopping Centers(7).............       17,945         6,144        44,619                   (1,206)
MINNESOTA:
  Community Shopping Centers(1).............            *           125           847                     (118)
MISSOURI:
  Community Shopping Centers(3).............            *           592         8,365         118          730
  Freestanding Retail Properties(1).........            *            85           768
OHIO:
  Community Shopping Centers(2).............            *         1,645        11,118                      (87)
WISCONSIN
  Community Shopping Centers(5).............            *         1,592        17,450                      812
  Freestanding Retail Properties(3).........            *           392         3,820                      626
                                                  -------       -------      --------      ------      -------
                                                  $69,312       $24,685      $202,615      $3,592      $17,161
                                                  =======       =======      ========      ======      =======

-------------------------
* Certain properties are included as collateral for securitized mortgages

     The changes in total real estate for the three years ended December 31, 2001 are as follows:

                                                                  2001        2000        1999
                                                                  ----        ----        ----
Balance at Beginning of Year................................    $265,566    $267,117    $261,783
  Acquisitions..............................................                     544       9,476
  Improvements..............................................       7,711       2,479       3,062
  Dispositions..............................................      (9,958)     (4,384)     (7,204)
  Impairment of real estate.................................     (15,266)       (190)
                                                                --------    --------    --------
Balance at end of year......................................    $248,053    $265,566    $267,117
                                                                ========    ========    ========

     The changes in accumulated depreciation for the three years ended December 31, 2001 are as follows:

                                                                 2001       2000       1999
                                                                 ----       ----       ----
Balance at Beginning of Year................................    $32,020    $26,584    $21,286
  Depreciation for year.....................................      6,321      6,268      6,130
  Dispositions..............................................     (1,771)      (832)      (832)
                                                                -------    -------    -------
Balance at end of year......................................    $36,570    $32,020    $26,584
                                                                =======    =======    =======

           GROSS AMOUNT AT WHICH
        CARRIED AT CLOSE OF PERIOD                                                             LIFE ON WHICH
    -----------------------------------                                                    DEPRECIATION IN LATEST
               BUILDINGS &                 ACCUMULATED       DATE OF           DATE           INCOME STATEMENT
     LAND      IMPROVEMENTS     TOTAL      DEPRECIATION    CONSTRUCTION      ACQUIRED           IS COMPUTED
     ----      ------------     -----      ------------    ------------      --------           -----------
      6,385        42,046        48,431      $ 7,818       1975 - 1995     6/94 - 1/99            40 Years
      1,290        17,167        18,457        3,271       1967 - 1977         6/94               40 Years
        146        13,053        13,199        1,098       1998 - 1999         6/94



      3,405        27,623        31,028        4,575       1973 - 1997     6/94 - 5/98            40 Years
                    2,297         2,297          437          1974             6/94               40 Years



      4,388        18,669        23,057        2,531       1974 - 1996     6/94 - 5/98            40 Years
        570         5,376         5,946        1,218       1976 - 1978         6/94               40 Years
      1,118         3,090         4,208          317          1997            11/97               40 Years



        282         2,711         2,993          536          1979             6/94               40 Years



      6,144        43,413        49,557        6,592       1970 - 1996     6/94 - 5/98            40 Years



        125           729           854           76          1996             5/98               40 Years



        710         9,095         9,805        1,833       1973 - 1978         6/94               40 Years
         85           768           853          144          1974             6/94               40 Years



      1,645        11,031        12,676        1,591       1989 - 1998     11/94 - 5/98           40 Years



      1,592        18,262        19,854        3,607       1960 - 1979         6/94               40 Years
        392         4,446         4,838          926       1968 - 1976         6/94               40 Years
    -------      --------      --------      -------
    $28,277      $219,776      $248,053      $36,570
    =======      ========      ========      =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The firm of Deloitte & Touche, LLP was previously the principal accountants for the Registrant. On April 27, 2001, that firm's appointment as principal accountants was terminated and PricewaterhouseCoopers LLP was engaged as principal accountants for the fiscal year ending December 31, 2001. The decision to change accountants was recommended by the Registrant's Audit Committee and approved by the board of directors. The reports of Deloitte & Touche, LLP on the Registrant's financial statements for the two fiscal years ended December 31, 2000 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. In connection with the audits of the two fiscal years ended December 31, 2000, and the subsequent interim period through April 27, 2001, there were no disagreements with Deloitte & Touche, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference to the subject matter of the disagreement in connection with their reports.

     During its two fiscal years ended December 31, 2000, and the subsequent interim period through April 27, 2001, the Registrant did not consult with PricewaterhouseCoopers regarding (i) the application of accounting principles to a specified transaction or the type of audit opinion that might be rendered on the Registrant's financial statements or (ii) any matter that was either the subject of a disagreement or a reportable event.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The board of directors currently consists of seven members. Under the Company's Amended and Restated Articles of Incorporation, at least a majority of the Company's directors must be "independent" (i.e., not employed by the Company). All directors serve for a term of one year or until the election of their respective successors. Officers of the Company are hired by and report to the board of directors.

                                                                     YEAR FIRST
                      NAME OF DIRECTOR                          ELECTED AS A DIRECTOR
                      ----------------                          ---------------------
Jeffrey D. Lewis............................................            2000
Edward T. Boutrous..........................................            2000
Paul Gray...................................................            2000
Jill Holup..................................................            2000
John P. Kramer..............................................            2000
Andrew Miller...............................................            2000
Edward Russell..............................................            2000

     Edward T. Boutrous, a director since 2000, has advised the board of directors that he will not stand for re-election at the Company's 2002 annual meeting. The board of directors has voted to reduce the size of the board from seven to five, effective with the 2002 annual meeting.

     The following provides biographical information for each of the executive officers and the members of the board of directors.

     Jeffrey D. Lewis, age 57, has been a director of the Company since May 2000, became the Chief Executive Officer of the Company in September 2000 and was also named President in March 2002. He has been in the real estate business since 1971. Prior to becoming the Company's Chief Executive Officer in September 2000, Mr. Lewis was a Vice President at Kennedy Associates Real Estate Counsel, Inc. ("KAREC"), a real estate investment firm. Mr. Lewis joined KAREC in 1998 and was responsible for managing one of the two KAREC national asset management teams in addition to having direct responsibility for several properties. Prior to joining KAREC, Mr. Lewis was employed by the California Public Employees' Retirement System (CaIPERS) for ten years. When he left he was a Principal Investment Officer and had general responsibility for the fund's national office portfolio of 35 properties totaling over 15 million square feet and values of approximately $1.4 billion.

     Elliott J. Broderick, age 44, has been the Chief Financial Officer of the Company since January 2001 and also serves as the Secretary and Treasurer of the Company. Prior to that he was the Chief Accounting Officer. Mr. Broderick oversees the accounting and reporting functions of the Company, as well as regulatory and tax compliance, short-term investments, information systems and fiscal planning and budgets. Prior to joining the Company as Controller in 1991, Mr. Broderick was employed for seven years by Plante & Moran, Michigan's largest regional CPA firm. Mr. Broderick is a certified public accountant, a licensed real estate sales person and a member of the American Institute of Certified Public Accountants and the Michigan Association of Certified Public Accountants.

     Alan K. Warnke, 47, is a 25-year veteran of the real estate industry. He joined Malan in 1997 as director of property management and is currently Vice President, Leasing, Property Management and Construction. Prior to joining the Company he served in management positions at Urban Retail Properties Company, the Equity Group and Landau & Heyman. His experience includes managing several enclosed shopping malls and strip centers across the Midwest. Mr. Warnke earned a Bachelor of Science from Ball State University in Muncie, Indiana.

     Edward T. Boutrous, age 56, is the founder and managing member of The Boutrous Companies, LLC, a developer and manager of neighborhood shopping centers and single-tenant commercial buildings in southeastern Michigan since 1981. Mr. Boutrous received a Bachelor of Science in Finance from the University of Detroit and a Masters Degree in Business Administration from the Harvard Business School.

     Paul Gray, age 36, has been in the real estate business since 1987. He is Executive Vice President and co-founder of Kensington Investment Group, Inc., a registered investment advisor engaged in the business of managing investments in real estate securities. Mr. Gray has overall responsibility for investment decision-making on behalf of Kensington's portfolios and is the director of Kensington's research group.

     Mr. Gray was previously a partner of Golden State Financial Services, a mortgage brokerage company, from 1992 to 1994. From 1987 to 1992, Mr. Gray was a senior analyst at Liquidity Fund Investment Corporation where he managed the firm's REIT portfolios and developed the models used to evaluate limited partnerships. He was simultaneously Director of Research for the National Real Estate Index where he was instrumental in designing the methodology and systems used to track real estate values throughout the United States.

     Mr. Gray received a Bachelor of Science in Finance and Real Estate in 1988 from the Haas School of Business at the University of California, Berkeley. He is a licensed real estate broker in the state of California. Mr. Gray is Chairman of the Board.

     Jill Holup, age 39, has been in the real estate investment business since 1985. She is a Partner at John McStay Investment Counsel, an investment management firm, which she joined in 1997. Her responsibilities include research, portfolio management and new business development.

     Ms. Holup received her Masters Degree in Business Administration from the Haas School of Business at the University of California, Berkeley. She earned her bachelor's degree in finance at the University of Texas, El Paso in 1985.

     John P. Kramer, age 44, has been in the real estate business since 1985. He is President and co-founder of Kensington Investment Group, Inc., a registered investment advisor engaged in the business of managing investments in real estate securities. He is involved in all aspects of the organization and is primarily responsible for directing the firm's investment policies.

     Prior to co-founding Kensington in 1993, Mr. Kramer was previously Executive Vice President at Liquidity Fund Investment Corporation where he was responsible for directing the research, marketing and trading activities of the firm. Mr. Kramer worked at Liquidity Fund Investment Corporation from 1985 to 1993.

     Prior to joining Liquidity Fund in 1985, Mr. Kramer was an associate with Federal Reserve Chairman Alan Greenspan's economic consulting firm, Townsend-Greenspan & Co. in New York City, and an account executive at Sutro & Co., Inc. and Prudential-Bache Securities in San Francisco.

     Mr. Kramer received his Masters Degree in Business Administration from the University of California, Berkeley in 1986, receiving an award for his work in real estate finance while at the Business School. He received a Bachelor of Arts in 1980 from the State University of New York, Oneonta, in Economics.

     Andrew Miller, age 47, has been in the real estate business since 1981. He is currently the President of Miller Capital Advisory, Inc. ("MCA"), an advisory business focused on real estate capital markets and asset management. Mr. Miller is responsible for the firm's strategic and marketing initiatives as well as delivery of services. Mr. Miller founded MCA in 1996.

     Prior to forming MCA, Mr. Miller was employed by Homart Development Co. for 15 years, where he was responsible for asset disposition, acquisition, financing and joint venture structuring activities, among others.

     Mr. Miller received his Masters Degree from the University of Chicago and holds a Bachelor of Science degree from the University of Illinois, Urbana.

     Edward J. Russell, III, age 42, is managing partner of Russell Development Co., a commercial and residential real estate development company located in Grosse Pointe Farms, Michigan. Mr. Russell has been employed by Russell Development in various capacities since 1980. Russell Development's commercial business focuses on the construction, management, sales and acquisition of retail strip centers in southeast Michigan anchored by such tenants as CVS Drugs, Wal-Mart, Blockbuster Video and Lowes. Mr. Russell oversees the areas of job cost and budget analysis, tenant lease structuring and negotiation, and is responsible for creating and maintaining tenant relationships and identifying development opportunities for the company.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires that the Company's officers and directors and persons who own more than 10% of a registered class of the Company's equity securities file reports of ownership and changes in ownership with the Securities and Exchange Commission. These insiders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms that they file. To the Company's knowledge, based solely on the Company's review of the filings made by the Company's insiders and written representations, all Section 16(a) filing requirements applicable to the Company's officers, directors and greater than 10% beneficial owners were satisfied in a timely manner, except that Alan K. Warnke filed a late Form 3 after becoming an executive officer.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

     The Company pays its directors who are not employees of the Company an annual fee of $12,000 plus $1,000 for each regular or special meeting of the board of directors attended in person. The Company also reimburses its outside directors for expenses incurred in attending meetings. John P. Kramer and Paul Gray have declined all compensation that is payable to non-employee directors.

     Pursuant to the terms of the Malan Realty Investors, Inc. 1995 Stock Option Plan for Non-Employee Directors, each non-employee director of the Company is automatically granted a non-qualified stock option to purchase 1,000 shares of common stock of the corporation following the annual meeting of the board of directors. In the event a vacancy arises on the board of directors following the annual meeting of shareholders in any year and a non-employee director is nominated to fill such vacancy prior to December 31 of the same year, such non-employee director would automatically be granted an option to acquire 1,500 shares of common stock (instead of the normal 1,000 share grant) immediately following the next annual meeting of the board of directors. Following each annual meeting of the board of directors thereafter, the non-employee director would receive the normal 1,000-share grant, assuming he or she is re-elected to the board.

     The aggregate number of shares of common stock issuable under the stock option plan for non-employee directors is 80,000, subject to certain adjustments. All options granted must have an exercise price equal to the fair market value of the underlying shares on the date of grant. Options vest upon grant but do not become exercisable by the director until six months following the date of grant. Options remain exercisable until the tenth anniversary of the date of grant or, if earlier, until one year after the director ceases to be a member of the board.

     Under the Company's 1995 Stock Compensation Plan for Non-Employee Directors, non-employee directors may make an election each year to receive all or a portion of their director's compensation for the following calendar year in the form of common stock of the Company instead of cash. Once made, the election is irrevocable for the following year's compensation. The number of shares to be paid to a director in lieu of cash compensation is determined based on the closing price of the common stock on the New York Stock Exchange on the day before the compensation is earned by a director (i.e., the closing price on the day before a board meeting).

EXECUTIVE COMPENSATION

     The following table provides information on the compensation paid or accrued by the Company for services rendered during the last three fiscal years to the Company's chief executive officer and most highly compensated executive officers (the "named executive officers") during the last fiscal year.

                           SUMMARY COMPENSATION TABLE

                                                                                LONG-TERM
                                        ANNUAL COMPENSATION                    COMPENSATION
                                        -------------------                    ------------
                                                                                  NUMBER
                                                                  OTHER         OF SHARES
                                                                  ANNUAL        UNDERLYING        ALL OTHER
                                                               COMPENSATION     OPTIONS(1)     COMPENSATION(2)
 NAME & PRINCIPAL POSITION      YEAR     SALARY      BONUS         ($)             ($)               ($)
 -------------------------      ----     ------      -----     ------------     ----------     ---------------
Jeffrey D. Lewis............    2001    $238,000    $70,000        $--           106,000          $  6,800
  Chief Executive Officer...    2000    $ 57,500         --                                             --
  (since September 2000)
Michael K. Kaline...........    2001    $180,000    $    --        $--                --          $ 76,400
  President.................    2000    $163,700         --         --             5,000          $509,969
  (until January 2002)......    1999    $154,000    $31,000         --                --          $ 10,162
Elliott J. Broderick........    2001    $121,500    $36,000         --                --          $  6,300
  Chief Financial Officer...    2000    $107,000         --         --             5,000          $261,814
                                1999    $100,000    $31,000         --                --          $ 11,945
Alan K. Warnke..............    2001    $ 95,900    $23,000         --                --          $  3,800
  Vice President, Leasing,
  Property Management
  and Construction
  (since January 2001)

-------------------------
(1) See "Stock Option Plan" and "Compensation of Directors."

(2) Includes (A) loan forgiveness by the Company; (B) employer's contribution to the Malan Realty Investors, Inc. 401(k) Profit Sharing Plan; (C) payment received in connection with the change in the Company's board of directors in 2000 and (D) Stock grant in the following amounts:

                                               A           B            C             D
                                               -           -            -             -
Jeffery D. Lewis...............    2001          --      $6,800            --           --
                                   2000          --          --            --           --
Michael K. Kaline..............    2001          --      $6,800            --      $69,600
                                   2000      $6,564      $3,405      $500,000           --
                                   1999      $6,945      $3,217            --           --
Elliott J. Broderick...........    2001          --      $6,300            --           --
                                   2000      $6,564      $5,250      $250,000           --
                                   1999      $6,945      $5,000            --           --
Alan K. Warnke.................    2001          --      $3,800            --           --

STOCK OPTION PLAN

     Prior to the Company's initial public offering in June 1994, the Company adopted the Malan Realty Investors, Inc. 1994 Stock Option Plan to enable employees of the Company to participate in the ownership of the Company. The stock option plan is designed to align the interests of management with those of the shareholders, to provide employees with incentives to stay with the Company, to attract new employees with outstanding qualifications and to promote the success of the Company's long-term business objectives.

     Under the stock option plan, executive officers and employees of the Company may be granted options to acquire shares of common stock of the Company. The stock option plan is administered by the compensation committee, which is authorized to select the executive officers and other employees to whom options are to be granted. No member of the compensation committee is eligible to participate in the stock option plan.

     The compensation committee determines the number of options to be granted to an employee. However, in accordance with the requirements of the Internal Revenue Code for performance-based compensation, the provisions of the stock option plan limit the total number of option shares that the compensation committee may grant to an executive officer during any single year to 100,000 shares.

     The exercise price of each option is equal to the fair market value of the underlying shares on the date of grant. With the exception of those options granted on the date of the IPO, options vest over a five-year period at the rate of 20% per year, beginning on the first anniversary of the date of grant. If an option holder's employment is terminated within the first year of the date of grant for any reason other than death, disability, or retirement, the right to exercise the option is forfeited. If an option holder's employment is terminated more than one year after the date of grant for reasons other than death, disability, or retirement, the option may be exercised to the extent it was exercisable at the time of termination of employment unless the termination of employment is for cause. If the termination of employment is because of death, disability, or retirement, the option may be exercised in full. No option may be exercised ten years after the date of grant.

     Notwithstanding the foregoing paragraph, the compensation committee may accelerate the vesting of any option that has been held by an option holder for at least six months from the date of grant of the stock option.

OPTION GRANTS

     The following table sets forth information on stock options granted to the named executive officers during 2001.

                                                                                                POTENTIAL REALIZABLE
                                                  PERCENT                                         VALUE AT ASSUMED
                                                  OF TOTAL      EXERCISE      EXPIRATION      RATES OF APPRECIATION(2)
                                    NUMBER        OPTIONS       PRICE OF       DATE OF        ------------------------
            NAME                  OF OPTIONS      GRANTED       OPTIONS        OPTIONS           5%            10%
            ----                  ----------      --------      --------      ----------         --            ---
Jeffery D. Lewis............       100,000(1)       100%         $7.04         11/2/11        $442,742      $1,121,995
Michael K. Kaline...........             0           N/A           N/A             N/A             N/A             N/A
Elliott J. Broderick........             0           N/A           N/A             N/A             N/A             N/A
Alan K. Warnke..............             0           N/A           N/A             N/A             N/A             N/A

-------------------------
(1) The option term for this option grant is ten years. The option vests and becomes exercisable over a five-year period at the rate of 20% per year.

(2) The actual value, if any, that may be realized by each individual will depend on the fair market value of the common stock on the date on which the options are exercised. The appreciation rates used in the table are provided to comply with rules and regulations under the Securities Exchange Act of 1934 and do not necessarily reflect the views of management as to the potential realizable value of the options.

TOTAL OPTION EXERCISES IN 2001 AND YEAR-END OPTION VALUES

     The following table shows the number of shares covered by both exercisable and non-exercisable stock options held by the named executive officers as of December 31, 2001. This table also shows the value on that date of the "in-the-money" options, which is the positive spread, if any, between the exercise price of existing stock options and $ 6.70 per share (the closing market price of the Company's common stock on December 31, 2001.

                                                                    NUMBER OF SHARES              VALUE OF UNEXERCISED
                                                                 UNDERLYING UNEXERCISED               IN-THE-MONEY
                                   SHARES                        OPTIONS AT YEAR-END($)           OPTIONS AT YEAR END
                                  ACQUIRED        VALUE       ----------------------------    ----------------------------
            NAME                 ON EXERCISE    REALIZED $    EXERCISABLE    UNEXERCISABLE    UNEXERCISABLE    EXERCISABLE
            ----                 -----------    ----------    -----------    -------------    -------------    -----------
Jeffrey D. Lewis.............         0             $0            2,000         104,000            $0              $0
Michael K. Kaline............         0             $0          100,150           4,000            $0              $0
Elliott J. Broderick.........         0             $0           63,600           4,000            $0              $0
Alan K. Warnke...............         0             $0           11,000           4,000            $0              $0

OTHER COMPENSATION AND BENEFITS

     Messrs. Lewis, Kaline, Broderick and Warnke also receive medical, group life insurance and other benefits (including matching contributions under the Company's 401(k) plan) that are available generally to all of the Company's full-time employees.

EMPLOYMENT AGREEMENTS

     In September, 2000, the Company entered into a three-year employment agreement with Jeffrey D. Lewis, whereby Mr. Lewis became the Company's Chief Executive Officer. At the end of the three-year term, the employment agreement will automatically renew itself for one-year terms unless either party gives the other 90 days' notice terminating the employment agreement. Mr. Lewis' employment agreement provides for an annual salary of $230,000, which may be increased by the board of directors. In addition to his base salary, Mr. Lewis will be eligible to receive an annual bonus with a target amount equal to 30% of his base salary, and a maximum amount equal to 50% of his base salary. The employment agreement also includes provisions restricting Mr. Lewis from competing directly or indirectly with the Company during the term of his employment with the Company and for one year following termination of the agreement.

     In January 2002, the Company entered into a separation agreement with its president, Michael Kaline which supercedes its previous employment agreement with Mr. Kaline. As part of the agreement Mr. Kaline resigned as an employee of the Company and was placed on leave of absence until August 9, 2002. In addition, he received a lump sum payment of $54,000 in February 2002, will continue to draw his salary of $15,000 per month until August 9, 2002 and will receive an additional lump sum payment of $15,000 immediately following August 10, 2002. He will also be entitled to certain other benefits during this period.

ITEM 12. SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information regarding the beneficial ownership of the Company's common stock by the Company's directors, named executive officers and shareholders who own more than 5% of the Company's common stock as of March 15, 2002. On that date, there were 5,121,370 shares of the Company's common stock outstanding. In preparing this table, the Company has relied upon information supplied by its officers, directors, and certain shareholders and upon information contained in filings with the Securities and Exchange Commission.

                                                                NUMBER OF        RIGHT TO     PERCENT OF
                            NAME                                 SHARES         ACQUIRE(1)      SHARES
                            ----                                ---------       ----------    ----------
Jeffrey D. Lewis............................................        5,500          2,000            *
Michael K. Kaline(2)........................................       13,016        100,150         2.17%
Elliott J. Broderick........................................        8,324(3)      63,600         1.39%
Edward T. Boutrous..........................................           --          1,500            *
Paul Gray...................................................           --             --            *
Jill Holup..................................................        5,000          2,000            *
John Kramer.................................................      449,050(4)          --         8.77%
Andrew Miller...............................................        1,000          2,000            *
Edward J. Russell III.......................................       41,000(5)       1,500            *
Alan K. Warnke..............................................           --         11,000            *
Directors and executive officers as a group.................      522,890(6)     183,750        13.32%
Merrill Lynch & Co., Inc....................................    1,588,609(7)          --        31.02%
World Financial Center, North Tower
250 Vesey Street
New York, New York 10381
Peter T. Kross..............................................      499,460             --         9.75%
248 Grosse Pointe Blvd
Grosse Pointe Farms, Michigan 48236
Kensington Investment Group, Inc............................      449,050             --         8.77%
4 Orinda Way
Orinda, California 94563
Putnam Investments, Inc.....................................      273,513             --         5.34%
One Post Office Square
Boston, Massachusetts 02109

-------------------------
 *  Less than 1%

(1) Shares issuable upon exercise of stock options, which by their terms are currently exercisable or become exercisable within 60 days. See "Executive Compensation -- Stock Option Plan."

(2) Mr. Kaline resigned as President and has been on a leave of absence since January 31, 2002.

(3) Also includes 2,058 shares issuable upon conversion of debentures owned by Mr. Broderick's wife.

(4) These shares are beneficially owned by Kensington Investment Group, Inc. Mr. Kramer controls more than a majority of the stock of Kensington and accordingly may be deemed to beneficially own the shares of common stock owned by Kensington. Mr. Kramer disclaims beneficial ownership of such shares.

(5) Includes shares held by Russell & Associates Co. LLC of which Mr. Russell is the Managing Member and majority owner.

(6) See Notes 1 through 5 above.

(7) Includes 1,588,235 shares issuable upon conversion of notes that are convertible into common stock at a price of $17 per share.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                    PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     A.  The following documents are filed as part of this report:

          (a)(1) Consolidated Financial Statements:

                 See Index to Consolidated Financial Statements and Supplementary Data on page 17 of this Annual Report on Form 10-K.

          (a)(2) Consolidated Financial Statement Schedules:

                 See Index to Consolidated Financial Statements and Supplementary Data on page 17 of this Annual Report on Form 10-K.

          (a)(3) Exhibits:

                 The following exhibits listed on the attached Exhibit Index are included as part of this Annual Report on Form 10-K as required by Item 601 of Regulation S-K.

          (b)    Reports on Form 8-K:

                 No reports on Form 8-K were filed during the quarter ended December 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                          MALAN REALTY INVESTORS, INC.

                                          By:     /s/ JEFFREY D. LEWIS
                                            ------------------------------------
                                                      Jeffrey D. Lewis
                                                  Chief Executive Officer
Date: March 27, 2002

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

                  SIGNATURE                                      TITLE                         DATE
                  ---------                                      -----                         ----

            /s/ JEFFREY D. LEWIS                 Chief Executive Officer, and Director    March 27, 2002
---------------------------------------------
              Jeffrey D. Lewis

          /s/ ELLIOTT J. BRODERICK               Chief Financial Officer                  March 27, 2002
---------------------------------------------    (principle accounting officer)
            Elliott J. Broderick

                      *                          Director                                 March 27, 2002
---------------------------------------------
               Edward Boutrous

                      *                          Director                                 March 27, 2002
---------------------------------------------
                  Paul Gray

                      *                          Director                                 March 27, 2002
---------------------------------------------
                 Jill Holup

                      *                          Director                                 March 27, 2002
---------------------------------------------
                 John Kramer

                      *                          Director                                 March 27, 2002
---------------------------------------------
                Andrew Miller

                      *                          Director                                 March 27, 2002
---------------------------------------------
            Edward J. Russell III

          *By: /s/ JEFFREY D. LEWIS
  ----------------------------------------
    Jeffrey D. Lewis, as attorney-in-fact

                          MALAN REALTY INVESTORS, INC.
                                   FORM 10-K
                                 EXHIBIT INDEX

EXHIBIT
NUMBER
-------
   3(a)  --   Amended and Restated Articles of Incorporation of Malan
              Realty Investors, Inc.(incorporated herein by reference to
              Exhibit 3(a) filed with the Company's Quarterly Report on
              Form 10-Q for the quarter ended June 30, 1994 (the "1994
              Second Quarter Form 10-Q").
   3(b)  --   Amended and Restated By-Laws of Malan Realty Investors, Inc.
              (incorporated herein by reference to Exhibit 3(b) filed with
              Form 8-K dated September 7, 1999.
   4(a)  --   Indenture, dated as of June 24, 1994, between Malan Realty
              Investors, Inc. and The Bank of New York, as Trustee, with respect to the 9 1/2% Convertible Subordinated Debentures
              due 2004 (incorporated herein by reference to Exhibit 4(a)
              filed with the 1994 Second Quarter Form 10-Q).
   4(b)  --   Indenture, dated as of June 24, 1994, between Malan Realty
              Investors, Inc. and IBJ Schroeder, as Trustee, with respect to the 8 1/2% Secured Convertible Notes due 2003
              (incorporated herein by reference to Exhibit 4(b) filed with the 1994 Second Quarter Form 10-Q).
* 10(a)  --   The Malan Realty Investors, Inc. 1994 Stock Option Plan
              (incorporated herein by reference to Exhibit 10(a) filed
              with the 1994 Second Quarter Form 10-Q).
* 10(b)  --   Employee Agreement, dated as of June 25, 1994, between the
              Company and Anthony S. Gramer (incorporated herein by
              reference to Exhibit 10(b) filed with the 1994 Second
              Quarter Form 10-Q)
  10(c)  --   Note Purchase Agreement, dated as of June 24, 1994, between
              Malan Realty Investors, Inc. and Merrill Lynch Global
              Allocation Fund, Inc. (incorporated herein by reference to
              Exhibit 10(e) filed with the 1994 Second Quarter Form 10-Q).
  10(d)  --   Mortgage, Security Agreement, Assignment of Rents and
              Financing Statement, dated as of June 24, 1994, made by
              Malan Realty Investors, Inc. to IBJ Schroeder Bank & Trust
              Company, as modified by First Modification of Mortgage,
              Security Agreement, Assignment of Rents and Financing
              Statement, dated as of August 1, 1994 (incorporated herein by reference to Exhibit 10(g) filed with the 1994 Second
              Quarter Form 10-Q).
  10(e)  --   Registration Rights Agreement, dated as of June 24, 1994,
              between the Company and Merrill Lynch Global Allocation
              Fund, Inc. (incorporated herein by reference to Exhibit
              10(h) filed with the 1994 Second Quarter Form 10-Q).
* 10(f)  --   Malan Realty Investors, Inc. 1995 Stock Option Plan for
              Non-Employees Directors (incorporated herein by reference to
              Exhibit 10(p) filed with the 1994 Form 10-K).
* 10(g)  --   Malan Realty Investors, Inc. 1995 Stock Compensation Plan
              for Non-Employees Directors (incorporated herein by
              reference to Exhibit 10(q) filed with the 1994 Form 10-K).
  10(h)  --   Purchase and Sale Agreement, dated as of April 13, 1995,
              between the Company and Clinton Pointe Joint Venture
              (incorporated herein by reference to Exhibit 10(s) filed
              with the 1995 First Quarter Form 10-Q).
  10(i)  --   Agreement of Sale and Purchase, dated as of July 18, 1995, among TG-Ford Associates and Ford Motor Land Development
              Corporation, collectively, and Malan Realty Investors, Inc.
              (incorporated herein by reference to Exhibit 10(x) filed
              with the 1995 Second Quarter Form 10-Q).

EXHIBIT
NUMBER
-------
  10(j)  --   $63,000,000 Amended and Restated Credit Agreement, dated as of August 16, 1995, between Malan Realty Investors, Inc. and
              National Westminster Bank Plc, New York Branch (incorporated herein by reference to Exhibit 10(y) filed with the
              Company's Amended Quarterly Report on Form 10-Q/A for the
              quarter ended September 30, 1995 (the "1995 Third Quarter
              Form 10-Q/A").
  10(k)  --   $63,000,000 Malan Mortgage Securities Trust 1995-A, Trust
              and Servicing Agreement, dated as of August 16, 1995, by and among Malan Depositor, Inc., as Depositor, Banker's Trust
              Company, as Servicer, and Marine Midland Bank, as Trustee
              (incorporated herein by reference to Exhibit 10(z) filed
              with the 1995 Third Quarter Form 10-Q/A).
* 10(l)  --   First Amendment to Employment Agreement, dated as of August
              15, 1997 between the Company and Anthony S. Gramer
              (incorporated herein by reference to Exhibit 10(m) filed
              with the 1997 Form 10-K).
* 10(m)  --   Change in Control Agreement, dated as of August 15, 1997
              between the Company and Michael K. Kaline (incorporated
              herein by reference to Exhibit 10(n) filed with the 1997
              Form 10-K).
* 10(n)  --   Change in Control Agreement, dated as of August 15, 1997
              between the Company and Elliott J. Broderick (incorporated herein by reference to Exhibit 10(o) filed with the 1997
              Form 10-K).
  10(o)  --   Revolving Loan Agreement among Malan Revolver, Inc., as
              Company, Malan Realty Investors, Inc. as Parent and
              Greenwich Capital Markets, Inc. as Lender dated as of
              November 24, 1997 (incorporated herein by reference to
              Exhibit 10(p) filed with the 1999 Form 10-K.
  10(p)  --   Agreement For Purchase of Real Estate between Brandon
              Associates Westland, L.L.C., "Seller" and Malan Realty
              Investors, Inc., "Buyer" dated as of January 29, 1998
              (incorporated herein by reference to Exhibit 10(q) filed
              with the 1997 Form 10-K).
  10(q)  --   Agreement of Sale and Purchase between Sandor Development
              Company, as agent for sellers, and Malan Realty Investors,
              Inc., as buyer dated as of May 6, 1998 (incorporated herein by reference to exhibit 10(r) filed with the June 1, 1998
              Amendment No. 1 to Form S-2).
  10(r)  --   Loan Agreement among Malan Midwest, LLC., and Bloomfield
              Acceptance Company, LLC., dated as of May 29, 1998
              (incorporated herein by reference to Exhibit 10(s) filed
              with the June 1, 1998 Amendment No. 1 Form S-2).
* 10(s)  --   Second Amendment to Employment Agreement, dated as of
              December 15, 1999 between the Company and A.S. Gramer.
              (incorporated herein by reference to Exhibit 10(s) filed
              with the 1999 Form 10-K).
  10(t)  --   First Modification of Revolving Loan Agreement, Note,
              Indenture of Mortgage, Deed of Trust, Deed to Secure Debt,
              Security Agreement, Financing Statement, Fixture Filing and
              Assignment of Rents and Leases, and other Loan Documents,
              Partial Release and Spreader Agreement among Malan Revolver,
              Inc., as Company, Malan Realty Investors, Inc., as Parent
              and Greenwich Capital Markets, Inc., as Lender dated as of
              December 21, 1999. (incorporated herein by reference to
              Exhibit 10(t) filed with the 1999 Form 10-K).
* 10(u)  --   Employment Agreement dated August 10, 2000 by and between
              the Company and Michael Kaline (incorporated herein by
              reference to Exhibit 10(u) filed with the 2000 Third Quarter
              Form 10-Q).
* 10(v)  --   Employment Agreement dated September 26, 2000 by and between the Company and Jeffrey Lewis (incorporated herein by
              reference to Exhibit 10(v) filed with the 2000 Third Quarter
              Form 10-Q).
* 10(w)  --   Separation Agreement and Release dated January 31, 2002 by and between the Company and Michael Kaline (filed with this
              2001 Form 10-K).
  21     --   Subsidiaries
  23(A)  --   Consent of Deloitte and Touche LLP

EXHIBIT
NUMBER
-------
  23(B)  --   Consent of PricewaterhouseCoopers LLP
  24     --   Powers of Attorney

-------------------------
* A management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.