Form 10-K/A
period 2001-12-31
MALAN REALTY INVESTORS INC
filed 2002-04-02
CIK 914735

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A
(MARK ONE)

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

     This amendment is being filed to correct the word losses to loans in the second paragraph of the independent auditors report on page 18 of the previously filed 10-K.

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

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of Malan Realty Investors, Inc.

     In our opinion, the accompanying consolidated balance sheet as of December 31, 2001 and the related consolidated statements of operations, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Malan Realty Investors, Inc. and its subsidiaries at December 31, 2001, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The financial statements of the Company as of December 31, 2000 and 1999 and for the years then ended were audited by other independent accountants whose report dated January 31, 2001 expressed an unqualified opinion on those statements.

     As discussed in Note 2 to the financial statements, the Company is delinquent with respect to required payments on a mortgage loan which could result in the acceleration of certain other loans. Additionally, the Company has significant debt obligations coming due in the near term. As discussed in Note 15 to the financial statements, the Company's largest tenant has filed for bankruptcy protection. As discussed in Note 15 to the financial statements, the Company's Board of Directors has recommended a plan of liquidation to its shareholders. The financial statements do not include any adjustments that might result from the outcome of these matters.

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

                      *                          Director                                 March 27, 2002
---------------------------------------------
                Andrew Miller

                      *                          Director                                 March 27, 2002
---------------------------------------------
            Edward J. Russell III

          *By: /s/ JEFFREY D. LEWIS
  ----------------------------------------
    Jeffrey D. Lewis, as attorney-in-fact

                          MALAN REALTY INVESTORS, INC.
                                   FORM 10-K
                                 EXHIBIT INDEX

EXHIBIT
NUMBER
-------
   3(a)  --   Amended and Restated Articles of Incorporation of Malan
              Realty Investors, Inc.(incorporated herein by reference to
              Exhibit 3(a) filed with the Company's Quarterly Report on
              Form 10-Q for the quarter ended June 30, 1994 (the "1994
              Second Quarter Form 10-Q").
   3(b)  --   Amended and Restated By-Laws of Malan Realty Investors, Inc.
              (incorporated herein by reference to Exhibit 3(b) filed with
              Form 8-K dated September 7, 1999.
   4(a)  --   Indenture, dated as of June 24, 1994, between Malan Realty
              Investors, Inc. and The Bank of New York, as Trustee, with respect to the 9 1/2% Convertible Subordinated Debentures
              due 2004 (incorporated herein by reference to Exhibit 4(a)
              filed with the 1994 Second Quarter Form 10-Q).
   4(b)  --   Indenture, dated as of June 24, 1994, between Malan Realty
              Investors, Inc. and IBJ Schroeder, as Trustee, with respect to the 8 1/2% Secured Convertible Notes due 2003
              (incorporated herein by reference to Exhibit 4(b) filed with the 1994 Second Quarter Form 10-Q).
 *10(a)  --   The Malan Realty Investors, Inc. 1994 Stock Option Plan
              (incorporated herein by reference to Exhibit 10(a) filed
              with the 1994 Second Quarter Form 10-Q).
 *10(b)  --   Employee Agreement, dated as of June 25, 1994, between the
              Company and Anthony S. Gramer (incorporated herein by
              reference to Exhibit 10(b) filed with the 1994 Second
              Quarter Form 10-Q)
  10(c)  --   Note Purchase Agreement, dated as of June 24, 1994, between
              Malan Realty Investors, Inc. and Merrill Lynch Global
              Allocation Fund, Inc. (incorporated herein by reference to
              Exhibit 10(e) filed with the 1994 Second Quarter Form 10-Q).
  10(d)  --   Mortgage, Security Agreement, Assignment of Rents and
              Financing Statement, dated as of June 24, 1994, made by
              Malan Realty Investors, Inc. to IBJ Schroeder Bank & Trust
              Company, as modified by First Modification of Mortgage,
              Security Agreement, Assignment of Rents and Financing
              Statement, dated as of August 1, 1994 (incorporated herein by reference to Exhibit 10(g) filed with the 1994 Second
              Quarter Form 10-Q).
  10(e)  --   Registration Rights Agreement, dated as of June 24, 1994,
              between the Company and Merrill Lynch Global Allocation
              Fund, Inc. (incorporated herein by reference to Exhibit
              10(h) filed with the 1994 Second Quarter Form 10-Q).
 *10(f)  --   Malan Realty Investors, Inc. 1995 Stock Option Plan for
              Non-Employees Directors (incorporated herein by reference to
              Exhibit 10(p) filed with the 1994 Form 10-K).
 *10(g)  --   Malan Realty Investors, Inc. 1995 Stock Compensation Plan
              for Non-Employees Directors (incorporated herein by
              reference to Exhibit 10(q) filed with the 1994 Form 10-K).
  10(h)  --   Purchase and Sale Agreement, dated as of April 13, 1995,
              between the Company and Clinton Pointe Joint Venture
              (incorporated herein by reference to Exhibit 10(s) filed
              with the 1995 First Quarter Form 10-Q).
  10(i)  --   Agreement of Sale and Purchase, dated as of July 18, 1995, among TG-Ford Associates and Ford Motor Land Development
              Corporation, collectively, and Malan Realty Investors, Inc.
              (incorporated herein by reference to Exhibit 10(x) filed
              with the 1995 Second Quarter Form 10-Q).

EXHIBIT
NUMBER
-------
  10(j)  --   $63,000,000 Amended and Restated Credit Agreement, dated as of August 16, 1995, between Malan Realty Investors, Inc. and
              National Westminster Bank Plc, New York Branch (incorporated herein by reference to Exhibit 10(y) filed with the
              Company's Amended Quarterly Report on Form 10-Q/A for the
              quarter ended September 30, 1995 (the "1995 Third Quarter
              Form 10-Q/A").
  10(k)  --   $63,000,000 Malan Mortgage Securities Trust 1995-A, Trust
              and Servicing Agreement, dated as of August 16, 1995, by and among Malan Depositor, Inc., as Depositor, Banker's Trust
              Company, as Servicer, and Marine Midland Bank, as Trustee
              (incorporated herein by reference to Exhibit 10(z) filed
              with the 1995 Third Quarter Form 10-Q/A).
 *10(l)  --   First Amendment to Employment Agreement, dated as of August
              15, 1997 between the Company and Anthony S. Gramer
              (incorporated herein by reference to Exhibit 10(m) filed
              with the 1997 Form 10-K).
 *10(m)  --   Change in Control Agreement, dated as of August 15, 1997
              between the Company and Michael K. Kaline (incorporated
              herein by reference to Exhibit 10(n) filed with the 1997
              Form 10-K).
 *10(n)  --   Change in Control Agreement, dated as of August 15, 1997
              between the Company and Elliott J. Broderick (incorporated herein by reference to Exhibit 10(o) filed with the 1997
              Form 10-K).
  10(o)  --   Revolving Loan Agreement among Malan Revolver, Inc., as
              Company, Malan Realty Investors, Inc. as Parent and
              Greenwich Capital Markets, Inc. as Lender dated as of
              November 24, 1997 (incorporated herein by reference to
              Exhibit 10(p) filed with the 1999 Form 10-K.
  10(p)  --   Agreement For Purchase of Real Estate between Brandon
              Associates Westland, L.L.C., "Seller" and Malan Realty
              Investors, Inc., "Buyer" dated as of January 29, 1998
              (incorporated herein by reference to Exhibit 10(q) filed
              with the 1997 Form 10-K).
  10(q)  --   Agreement of Sale and Purchase between Sandor Development
              Company, as agent for sellers, and Malan Realty Investors,
              Inc., as buyer dated as of May 6, 1998 (incorporated herein by reference to exhibit 10(r) filed with the June 1, 1998
              Amendment No. 1 to Form S-2).
  10(r)  --   Loan Agreement among Malan Midwest, LLC., and Bloomfield
              Acceptance Company, LLC., dated as of May 29, 1998
              (incorporated herein by reference to Exhibit 10(s) filed
              with the June 1, 1998 Amendment No. 1 Form S-2).
 *10(s)  --   Second Amendment to Employment Agreement, dated as of
              December 15, 1999 between the Company and A.S. Gramer.
              (incorporated herein by reference to Exhibit 10(s) filed
              with the 1999 Form 10-K).
  10(t)  --   First Modification of Revolving Loan Agreement, Note,
              Indenture of Mortgage, Deed of Trust, Deed to Secure Debt,
              Security Agreement, Financing Statement, Fixture Filing and
              Assignment of Rents and Leases, and other Loan Documents,
              Partial Release and Spreader Agreement among Malan Revolver,
              Inc., as Company, Malan Realty Investors, Inc., as Parent
              and Greenwich Capital Markets, Inc., as Lender dated as of
              December 21, 1999. (incorporated herein by reference to
              Exhibit 10(t) filed with the 1999 Form 10-K).
 *10(u)  --   Employment Agreement dated August 10, 2000 by and between
              the Company and Michael Kaline (incorporated herein by
              reference to Exhibit 10(u) filed with the 2000 Third Quarter
              Form 10-Q).
 *10(v)  --   Employment Agreement dated September 26, 2000 by and between the Company and Jeffrey Lewis (incorporated herein by
              reference to Exhibit 10(v) filed with the 2000 Third Quarter
              Form 10-Q).

EXHIBIT
NUMBER
-------
 *10(w)  --   Separation Agreement and Release dated January 31, 2002 by and between the Company and Michael Kaline (incorporated
              herein by reference to Exhibit 10(w) filed with the 2001
              Form 10-K).
  21     --   Subsidiaries
  23(A)  --   Consent of Deloitte and Touche LLP
  23(B)  --   Consent of PricewaterhouseCoopers LLP
  24     --   Powers of Attorney

-------------------------
* A management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.