Form 10-Q
period 2002-03-31
MALAN REALTY INVESTORS INC
filed 2002-05-10
CIK 914735

--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2002


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from         to
                                                 -------    -------

                         Commission file number 1-13092

                          MALAN REALTY INVESTORS, INC.
               (Exact name of registrant as specified in charter)

                 Michigan                                 38-1841410
      (State or other jurisdiction of          (I.R.S. Employer Identification
      incorporation or organization)                       Number)

      30200 Telegraph Rd., Ste. 105                         48025
          Bingham Farms, Michigan                        (Zip Code)
    (Address of principal executive offices)

       Registrant's telephone number, including area code: (248) 644-7110

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. YES [X] NO [ ]

         As of May 7, 2002, 5,121,370 shares of Common Stock, Par Value $.01 Per share, were outstanding.

                          MALAN REALTY INVESTORS, INC.
                                    FORM 10-Q

                                      INDEX

                                                                                                 PAGE
                                                                                                 ----
PART I   FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                       Balance Sheets as of March 31, 2002
                       (unaudited) and December 31, 2001                                           3

                       Statements of Operations (unaudited) for
                       the three months ended March 31, 2002 and 2001                              4

                       Statements of Cash Flows (unaudited) for the
                       three months ended March 31, 2002 and 2001                                  5

                       Notes to Consolidated Financial Statements (unaudited)                      6-8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                       9-13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                13

PART II  OTHER INFORMATION                                                                         14


SIGNATURES                                                                                         15

                  MALAN REALTY INVESTORS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                                    MARCH 31,                DECEMBER 31,
                                                                                      2002                        2001
                                                                                -----------------          -----------------
ASSETS
   Real estate
     Land, buildings and improvements                                                   246,685                $ 248,053
     Less: accumulated depreciation                                                     (38,059)                 (36,570)
                                                                                      ---------                ---------
     Total                                                                              208,626                  211,483

   Accounts receivable, net                                                               4,924                    4,275
   Deferred financing and other                                                           4,816                    5,427
   Cash and cash equivalents                                                              1,942                    1,649
   Restricted cash - mortgage escrow deposits                                             2,582                    2,492
                                                                                      ---------                ---------
   TOTAL ASSETS                                                                       $ 222,890                $ 225,326
                                                                                      =========                =========

LIABILITIES
   Mortgages                                                                          $ 122,185                $ 120,390
   Convertible debentures                                                                42,743                   42,743
   Convertible notes                                                                     27,000                   27,000
   Accounts payable and other                                                             2,424                    2,844
   Accrued distributions payable                                                                                   1,280
   Accrued property taxes                                                                 7,308                    6,965
   Accrued interest payable                                                               2,611                    4,189
                                                                                      ---------                ---------
     Total Liabilities                                                                  204,271                  205,411
                                                                                      ---------                ---------

SHAREHOLDERS' EQUITY
   Common stock ($.01 par value, 30 million shares
     authorized,  5,121,370 issued and outstanding
     at March 31, 2002 and December 31, 2001)                                                51                       51
  Additional paid in capital                                                             73,751                   73,751
  Accumulated distributions in excess of net income                                     (55,183)                 (53,887)
                                                                                      ---------                ---------
     Total shareholders' equity                                                          18,619                   19,915
                                                                                      ---------                ---------

     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $ 222,890                $ 225,326
                                                                                      =========                =========


                 See Notes to Consolidated Financial Statements

                  MALAN REALTY INVESTORS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                              2002                 2001
                                                                        -----------------    -----------------
REVENUES
    Minimum rent                                                          $     6,969            $     7,172
    Percentage and overage rents                                                  312                    413
    Recoveries from tenants                                                     2,714                  2,915
    Interest and other income                                                      34                     69
                                                                          -----------            -----------
          Total Revenues                                                       10,029                 10,569
                                                                          -----------            -----------

EXPENSES
    Property operating and maintenance                                            920                  1,150
    Other operating expenses                                                      419                    375
    Real estate taxes                                                           2,019                  2,055
    General and administrative                                                    852                    675
    Depreciation and amortization                                               1,591                  1,671
    Impairment of real estate                                                   1,460
                                                                          -----------            -----------
          Total Operating Expenses                                              7,261                  5,926
                                                                          -----------            -----------

OPERATING INCOME                                                                2,768                  4,643
INTEREST EXPENSE                                                                4,064                  4,319
                                                                          -----------            -----------

INCOME (LOSS) BEFORE CUMULATIVE
    EFFECT OF CHANGE IN ACCOUNTING
    PRINCIPLE                                                                  (1,296)                   324

CUMULATIVE EFFECT OF CHANGE
      IN ACCOUNTING PRINCIPLE                                                                           (450)
                                                                          -----------            -----------

NET LOSS                                                                  $    (1,296)           $      (126)
                                                                          ===========            ===========

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE
    BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE:           $     (0.25)           $      0.06
                                                                          ===========            ===========

BASIC AND DILUTED LOSS PER SHARE                                          $     (0.25)           $     (0.02)
                                                                          ===========            ===========

WEIGHTED AVERAGE SHARES OUTSTANDING:

    BASIC AND DILUTED                                                       5,121,370              5,164,999
                                                                          ===========            ===========

                 See Notes to Consolidated Financial Statements

                  MALAN REALTY INVESTORS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                                  THREE MONTHS ENDED MARCH 31,

                                                                                                     2002              2001
                                                                                                     ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET LOSS                                                                                         $(1,296)          $  (126)
                                                                                                   -------           -------
  Adjustments to reconcile net loss to net cash flows provided by operating activities:
     Depreciation and amortization                                                                   1,591             1,671
     Amortization of deferred financing costs                                                          390               329
     Officer compensation issued in stock                                                                                 70
     Impairment of real estate                                                                       1,460
     Cumulative effect of change in accounting principle                                                                 450
     Change in operating assets and liabilities that
       used cash:
          Accounts receivable and other assets                                                        (530)           (1,730)
          Accounts payable, deferred income and
             other accrued liabilities                                                              (1,655)           (1,885)
                                                                                                   -------           -------
       Total adjustments                                                                             1,256            (1,095)
                                                                                                   -------           -------
       NET CASH FLOWS USED FOR
         OPERATING ACTIVITIES                                                                          (40)           (1,221)
                                                                                                   -------           -------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Real estate developed, acquired or improved                                                       (92)
     Additions to leasehold improvements and equipment                                                                   (46)
     Decrease (increase) in restricted cash                                                            (90)              203
                                                                                                   -------           -------
       NET CASH FLOWS PROVIDED BY (USED FOR)
         INVESTING ACTIVITIES                                                                         (182)              157
                                                                                                   -------           -------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Principal repayments on mortgages                                                                (151)             (140)
     Draws on lines of credit                                                                          900             4,500
     Repayment of lines of credit                                                                     (900)
     Proceeds from mortgages                                                                         1,946
     Distributions to shareholders                                                                  (1,280)           (2,199)
     Repurchase of common stock                                                                                         (165)
                                                                                                   -------           -------
       NET CASH FLOWS PROVIDED BY
         FINANCING ACTIVITIES                                                                          515             1,996
                                                                                                   -------           -------

Net increase in cash and cash equivalents                                                              293               932

Cash and cash equivalents at beginning of period
                                                                                                     1,649               821
                                                                                                   -------           -------

Cash and cash equivalents at end of period                                                         $ 1,942           $ 1,753
                                                                                                   =======           =======


SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION-
   CASH PAID FOR INTEREST DURING THE PERIOD                                                        $ 5,249           $ 5,540
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

2. COMPENSATION PLANS

         Compensation expense in connection with the Company's 401(k) retirement plan for the three months ended March 31, 2002 was approximately $16,300.

3. EARNINGS PER SHARE

         Earnings per share ("EPS") data were computed as follows (in thousands except per share amounts):

                                                                           THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                         ----------------------
                                                                         2002              2001
                                                                         ----              ----
Net income (loss) before cumulative effect of change in                $ (1,296)         $   324
accounting principle

Cumulative effect of change in accounting principle                                         (450)
                                                                       --------          -------
Net Loss                                                               $ (1,296)         $  (126)
                                                                       ========          =======
Weighted Average Shares Outstanding
-----------------------------------
Basic and Diluted                                                         5,121            5,165
                                                                       ========          =======
Basic and Diluted EPS:
----------------------
Earnings (loss) per share before cumulative effect of change in
accounting principle                                                   $   (.25)         $   .06
                                                                       ========          =======
Cumulative effect of change in accounting principle                                      $  (.08)
                                                                                         =======
Loss per share                                                         $   (.25)         $  (.02)
                                                                       ========          =======


Diluted EPS reflects the potential dilution of securities that could share in the earnings but does not include shares issuable upon conversion of securities that would have an antidilutive effect on earnings per share.

4. MORTGAGES

         In January 2002 the Company received an additional draw of $1.9 million on its loan with Oaktree CF Lender, L.L.C., an affiliate of Cohen Financial, bringing the total outstanding to approximately $9.5 million.

         At March 31, 2002, the Company was in violation of two quarterly corporate level loan covenants on its line of credit with Bank One. There were no outstanding borrowings on the line at that date. The Company subsequently received a waiver of the covenants from Bank One for the quarter ended March 31, 2002.

         The Company is currently in arrears approximately $555,000 on its UDAG Loan with the City of Chicago, collateralized by a junior mortgage on Bricktown Square in Chicago, Illinois. As of May 7, 2002, the City had not declared the Company in default of the UDAG Loan agreement.

         The Company plans on satisfying debt obligations coming due in the near term and over the next several years through the sale of assets consistent with its strategic plan adopted in 2001. Approximately $58 million is due August 10, 2002 on the Securitized Mortgage loan which is collateralized by twenty-three of the Company's properties. The Company has listed its real estate for sale and expects to sell properties generating sufficient proceeds to pay off the Securitized Mortgage loan by the due date. The Company is also negotiating with several lenders to refinance the Securitized Mortgage loan on a short-term basis in the event that all or a portion of the loan is not retired by the due date. In the event that the Securitized Mortgage loan is not completely satisfied by the due date the lender has the authority to institute foreclosure proceedings against the collateral.

5. PROPERTY TRANSACTIONS

         Subsequent to March 31, 2002, the Company entered into sales agreements for the following properties:

         Property                                        Location                                Contract
         --------                                        --------                                  Price
                                                                                                   -----
                                                                                                (thousands)
Orchard-14 Shopping Center                     Farmington Hills, Michigan                         $ 6,200
Kmart                                          Janesville, Wisconsin                                1,300
Pine Ridge Plaza                               Lawrence, Kansas                                    13,850
Bricktown Square                               Chicago, Illinois                                   22,500
Clinton Pointe Shopping Center                 Clinton Pointe, Michigan                            12,000


         Proceeds from the sales are anticipated to be utilized to pay down the Company's outstanding debt obligations.

         Under the provisions of Statement of Financial Accounting Standards
(SFAS) No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which was adopted by the Company January 1, 2002, all dispositions will be disclosed as discontinued operations in the period in which they occur and prior periods will be restated to conform with the current presentation for comparison purposes.

         During the three months ended March 31, 2002, the Company recorded an impairment of real estate in accordance with SFAS No. 144 of $1.46 million on Bricktown Square reducing its carrying value to its estimated net realizable value as reflected by the above sales agreement.

6. COMMITMENTS AND CONTINGENCIES

         In September 2001 the Circuit Court in Oakland County, Michigan affirmed its previous decision granting summary disposition in favor of Anthony
S. Gramer, Malan's former president and CEO of the Company, in litigation brought by Gramer seeking more than $1 million for breach of an employment agreement. The Company believes that the order was entered in error and has filed an appeal with the Michigan Court of Appeals.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2002 to Three Months Ended March 31, 2001

         Total revenues decreased approximately $540,000 from 2001. Minimum rents decreased approximately $203,000 primarily due to the sale of seven properties executed in the second half of 2001 offset by rents received on the lease up of new space at Lawrence, Kansas and the re-lease of a former vacant theater space with a health club in Bricktown Square, Chicago, Illinois. Percentage rents decreased $101,000 due to the timing of receipts from tenants. Recoveries from tenants decreased approximately $201,000 as a result of decreased reimbursable property operating expenses discussed below.

         Total operating expenses increased approximately $1.335 million from 2001 to 2002. Property operating and maintenance expense decreased $230,000 primarily due to the lower cost of snow removal. General and administrative increased $177,000 due to payments on a separation agreement with a former officer and increases in audit and tax consulting fees resulting from the Kmart bankruptcy discussed below and the Company's proposed plan of liquidation. In 2002, the Company incurred an impairment of real estate under Statement of Financial Accounting Standards (SFAS), No. 144 due to a reduction in carrying value of its interest in Bricktown Square of $1.46 million to its net realizable value as reflected by an agreement to sell the property entered into subsequent to March 31, 2002.

         Interest expense (including related amortization of deferred financing costs) decreased approximately $255,000 primarily due to the expiration of a rate floor agreement associated with the Securitized Mortgage Loan and the payoff of a line of credit in November 2001.

         As a result of the adoption of SFAS No. 133 in January 2001, which addresses accounting for derivative instruments and hedging activities, there was a cumulative effect of the change in accounting principle resulting in a reduction in net income of $450,000 in the first quarter of 2002.

         Overall, net loss increased $1.170 million in 2002 primarily as a result of a decrease in revenues due to the sales of properties in 2001 offset by lower operating expenses and interest expense, and an impairment of real estate of $1.460 million recorded in the first quarter of 2002.

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

         The following table shows the components that comprise the Company's FFO for the three months ending March 31, 2002 and 2001. Prior years amounts have been restated to conform with the current year presentation.

                                                                          Three Months Ended
                                                                          ------------------
                                                                               March 31,
                                                                               ---------
                                                                        2002              2001
                                                                        ----              ----
                                                                            (in thousands)
NET LOSS                                                              $(1,296)          $  (126)
Depreciation of buildings and improvements                              1,413             1,518
Amortization of tenant allowances and
   improvements                                                           118               108
Amortization of leasing costs                                              51                38
Impairment of real estate                                               1,460
Cumulative effect of change in
   accounting principle                                                                     450
                                                                      -------           -------
FUNDS FROM OPERATIONS, BASIC AND DILUTED                              $ 1,746           $ 1,988
                                                                      =======           =======

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and diluted                                                       5,121             5,165
                                                                      =======           =======

LIQUIDITY AND CAPITAL RESOURCES

         Cash flow from operations is the principal source of capital to fund the Company's ongoing operations. Current efforts to increase cash flow have centered on disposition of noncore assets and refinancing of unencumbered properties.

Developments and Redevelopments

         In February 2001, the Company began redevelopment of 34,600 square feet of formerly vacant space at the Company's property in Wichita, Kansas. Total estimated costs of the redevelopment are approximately $600,000 of which $240,000 were incurred through March 31, 2002. The project is anticipated to be completed in June 2002.

         Consistent with its proposed plan of liquidation (See "Proposed Plan of Liquidation" below) the Company does not anticipate any further new developments or redevelopments.

Capital Expenditures

         The Company incurs capital expenditures in the ordinary course of business in order to maintain its properties. Such capital expenditures typically include roof, parking lot and other structural repairs, some of which are reimbursed by tenants. For the three months ended March 31, 2002, the Company incurred $21,000 of capital expenditures. Approximately $720,000 is anticipated to be incurred by year-end 2002 to be funded out of reserves required under the Company's collateralized mortgages and operating cash flows.

         In order to procure new tenants or renegotiate expiring leases with current tenants, the Company will provide inducements such as building allowances or space improvements and will pay leasing commissions to outside brokers in accordance with prevailing market conditions. The total cost of these expenditures in 2002 is estimated to be approximately $1.5 million (of which $37,000 had been incurred in the three months ended March 31, 2002). These expenditures are generally funded by operating cash flows.

Sources of Capital

         Subsequent to March 31, 2002, the Company entered into sales agreements for the following properties:

                  Property                                      Location                                     Contract
                  --------                                      --------                                       Price
                                                                                                               ------
                                                                                                            (thousands)
Orchard-14 Shopping Center                     Farmington Hills, Michigan                                     $ 6,200
Kmart                                          Janesville, Wisconsin                                            1,300
Pine Ridge Plaza                               Lawrence, Kansas                                                13,850
Bricktown Square                               Chicago, Illinois                                               22,500
Clinton Pointe Shopping Center                 Clinton Township, Michigan                                      12,000


         Proceeds from the sales are anticipated to be utilized to pay down the Company's outstanding debt obligation.

Financings

         The Company anticipates that its cash flow from operations will be sufficient to fund its cash needs for payment of expenses and capital expenditures. In conjunction with its recommendation of a plan of liquidation of the Company discussed below, the Board of Directors indefinitely suspended regular quarterly cash distributions in March 2002.

         The Company has a revolving line of credit with Bank One which expires September 30, 2002. As of March 31, 2002, the Company was in violation of two corporate financial covenants on the line as the result of non-cash impairments of assets recorded in 2001 and 2002. There was no amount outstanding as of March 31, 2002. Subsequent to March 31, 2002 the Company received a waiver of the covenants from Bank One for the first quarter.

         In January 2002 the Company received $1.9 million on its loan with Oaktree CF Lender, L.L.C., an affiliate of Cohen Financial, bringing the total loan outstanding to approximately $9.5 million. The Company anticipates that the loan will be paid off through a sale of its Lawrence, Kansas property which collateralizes the loan. The Company is currently negotiating an extension of the loan should the anticipated closing of the sale take place after the loan due date of June 2002.

         The Company is currently in arrears approximately $555,000 on its UDAG Loan with The City of Chicago, collateralized by a junior mortgage on Bricktown Square in Chicago, Illinois. As of May 7, 2002, the City had not declared the Company in default of the UDAG Loan agreement.

         The Company has several large debt obligations coming due in the near term which it intends to satisfy through the sale of assets consistent with its strategic plan adopted in 2001. Approximately $58 million is due August 10, 2002 on the Securitized Mortgage Loan which is collateralized by twenty-three of the Company's properties. The Company has listed its real estate assets for sale and expects to sell properties generating sufficient proceeds to pay off the Securitized Mortgage Loan by the due date. The Company is also negotiating with several lenders to refinance the Securitized Mortgage Loan on a short-term basis in the event that all or a portion of the loan is not retired by the due date. In the event that the Securitized Mortgage Loan is not completely satisfied by the due date the lender has the authority to institute foreclosure proceedings against the collateral.

Litigation

         In September 2001, the Circuit Court in Oakland County, Michigan affirmed its previous decision granting summary disposition in favor of Anthony
S. Gramer, Malan's former president and CEO, in litigation brought by Gramer seeking more than $1 million for breach of an employment agreement. The Company believes that the order was entered in error and has filed an appeal with the Michigan Court of Appeals.

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

Kmart Bankruptcy

         In January 2002, one of the Company's major tenants, Kmart Corporation, filed a voluntary petition for reorganization relief under Chapter 11 of the U.S. Bankruptcy Code. The Company has a total of 27 stores under lease to Kmart. Kmart affirmed its lease on one of those stores in February 2002.

         Kmart announced in March 2002 as part of its reorganization plan that it intended to close four of its stores owned by the Company. The effect on future cash flows resulting from these closures cannot be determined at this time, however, in preparing the accompanying the financial statements, management has made estimates and assumptions regarding these stores that affect the reported amounts of assets and liabilities. Nevertheless, actual results may differ from these estimates under different assumptions or conditions.

         Kmart has also announced that it may close additional stores in the future. Should Kmart reject the leases on the above stores it intends to close, or close additional stores in the Company's portfolio, future cash flows may be materially impacted. In April 2002, Kmart entered into an agreement with DJM Asset Management, LLC to market the leasehold interests in its closed stores including those owned by the Company.

Proposed Plan of Liquidation

         In March 2002, the Company's Board of Directors voted to recommend a plan of liquidation to its shareholders. The proposed plan contemplates the sale of all the Company's properties and other assets and will be subject to shareholder approval at the 2002 annual meeting of shareholders, as well as to agreements from some of the Company's lenders. In conjunction with the recommendation to liquidate, the Board announced that it was indefinitely suspending regular quarterly cash distributions. Until the plan of liquidation is approved by the shareholders, the Company will continue to examine any alternative strategies, including offers for the sale of the entire company or a substantial part of the outstanding stock of the Company.


Safe Harbor Statement

         Each of the above statements regarding anticipated operating results are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes the statements and projections are based upon reasonable assumptions, actual results may differ from those projected.

         Key factors that could cause actual results to differ materially include the Company's ability to retire or refinance its other indebtedness as it comes due, the Company's success in selling assets, including Bricktown Square, economic downturns, bankruptcies and other financial difficulties of tenants, including the ultimate disposition of lease agreements with Kmart Corporation, leasing activities, the outcome of the litigation filed by the Company's former president, and other risks associated with the commercial real estate business, and as detailed in the Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company has exposure to interest rate risk on certain of its debt obligations and interest rate instruments. Based on the Company's outstanding variable rate debt at March 31, 2002, a one percent increase or decrease in interest rates would decrease or increase, respectively, the Company earnings and cash flows by approximately $369,000 on an annualized basis.

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




Dated: May 7, 2002