Form 10-Q
period 2002-06-30
MALAN REALTY INVESTORS INC
filed 2002-08-02
CIK 914735

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended June 30, 2002


                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
               For the transition period from                  to
                                              ----------------    --------------

                         Commission file number 1-13092

                          MALAN REALTY INVESTORS, INC.
               (Exact name of registrant as specified in charter)

                  Michigan                                 38-1841410
       (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)                Identification Number)

        30200 Telegraph Rd., Ste. 105                        48025
           Bingham Farms, Michigan                         (Zip Code)
    (Address of principal executive offices)


       Registrant's telephone number, including area code: (248) 644-7110

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. YES [X] NO [ ]

         As of July 31, 2002, 5,121,370 shares of Common Stock, Par Value $.01 Per share, were outstanding.

                          MALAN REALTY INVESTORS, INC.
                                    FORM 10-Q

                                      INDEX

                                                                                   PAGE
                                                                                   ----

PART I   FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                           Balance Sheets as of June 30, 2002
                           (unaudited) and December 31, 2001                         3

                           Statements of Operations (unaudited) for
                           the three months and the six months ended
                           June 30, 2002 and 2001                                    4

                           Statements of Cash Flows (unaudited) for the
                           six months ended June 30, 2002 and 2001                   5

                           Notes to Consolidated Financial Statements (unaudited)   6-11

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                        12-19

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                 19

PART II  OTHER INFORMATION                                                          20


SIGNATURES                                                                          21

                  MALAN REALTY INVESTORS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                              JUNE 30,      DECEMBER 31,
                                                                2002            2001
                                                             ---------      ------------
ASSETS
   Real estate
      Land, buildings and improvements                         206,051       $ 248,053
      Real estate held for sale                                 34,332
      Less: accumulated depreciation                           (39,261)        (36,570)
                                                             ---------       ---------
           Total                                               201,122         211,483

      Accounts receivable, net                                   5,757           4,275
      Deferred financing and other                               4,814           5,427
      Cash and cash equivalents                                  6,881           1,649
      Restricted cash - mortgage escrow deposits                 2,837           2,492
                                                             ---------       ---------
           Total Assets                                      $ 221,411       $ 225,326
                                                             =========       =========

LIABILITIES
      Mortgages                                              $ 122,041       $ 120,390
      Convertible debentures                                    42,743          42,743
      Convertible notes                                         27,000          27,000
      Accounts payable and other                                 2,906           2,844
      Accrued distributions payable                                              1,280
      Accrued property taxes                                     8,455           6,965
      Accrued interest payable                                   4,270           4,189
                                                             ---------       ---------
           Total Liabilities                                   207,415         205,411
                                                             ---------       ---------

SHAREHOLDERS' EQUITY
      Common stock ($.01 par value, 30 million shares
      authorized,  5,121,370 issued and outstanding at
      June 30, 2002 and December 31, 2001)                          51              51
      Additional paid in capital                                73,751          73,751
      Accumulated distributions in excess of net income        (59,806)        (53,887)
                                                             ---------       ---------
           Total shareholders' equity                           13,996          19,915
                                                             ---------       ---------

           TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $ 221,411       $ 225,326
                                                             =========       =========


                 See Notes to Consolidated Financial Statements

                  MALAN REALTY INVESTORS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (in thousands, except share and per share amounts)


                                                                         THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                               JUNE 30,                        JUNE 30,
                                                                       2002              2001            2002             2001
                                                                 ---------------   --------------  --------------   --------------
Revenues
    Minimum rent                                                         $6,067           $6,371         $12,185          $12,806
    Percentage and overage rents                                            175              123             486              536
    Recoveries from tenants                                               2,296            2,239           4,758            4,936
    Interest and other income                                                57              132              91              201
    Gain on sale of real estate                                                              768                              768
                                                                 ---------------   --------------  --------------   --------------
          Total Revenues                                                  8,595            9,633          17,520           19,247
                                                                 ---------------   --------------  --------------   --------------

EXPENSES
    Property operating and maintenance                                      616              631           1,422            1,650
    Other operating expenses                                                620              385           1,038              757
    Real estate taxes                                                     1,802            1,901           3,599            3,754
    General and administrative                                              576              804           1,428            1,479
    Depreciation and amortization                                         1,224            1,459           2,468            2,939
    Impairment of real estate                                             5,123            3,591           6,583            3,591
                                                                 ---------------   --------------  --------------   --------------
          Total Operating Expenses                                        9,961            8,771          16,538           14,170
                                                                 ---------------   --------------  --------------   --------------

OPERATING INCOME (LOSS)                                                  (1,366)             862             982            5,077
INTEREST EXPENSE                                                          3,601            4,380           7,466            8,665
                                                                 ---------------   --------------  --------------   --------------

LOSS FROM CONTINUING OPERATIONS                                          (4,967)          (3,518)         (6,484)          (3,588)
                                                                 ---------------   --------------  --------------   --------------

DISCONTINUED OPERATIONS:
    Income (loss) from properties sold or held for sale                      50              380             271              774
    Gain on sale of properties sold                                         294                              294
                                                                 ---------------   --------------  --------------   --------------
        INCOME FROM DISCONTINUED OPERATIONS                                 344              380             565              774
                                                                 ---------------   --------------  --------------   --------------

LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE          (4,623)          (3,138)         (5,919)          (2,814)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                                                                          (450)
                                                                 ---------------   --------------  --------------   --------------

NET LOSS                                                                ($4,623)         ($3,138)        ($5,919)         ($3,264)
                                                                 ===============   ==============  ==============   ==============

BASIC EARNINGS (LOSS) PER SHARE :
    LOSS FROM CONTINUING OPERATIONS                                      ($0.97)          ($0.68)         ($1.27)          ($0.70)
    INCOME FROM DISCONTINUED OPERATIONS                                    0.07              .07            0.11             0.15
    CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                                                                     (0.08)
                                                                 ---------------   --------------  --------------   --------------
    NET LOSS                                                             ($0.90)          ($0.61)         ($1.16)          ($0.63)
                                                                 ===============   ==============  ==============   ==============

DILUTED EARNINGS (LOSS) PER SHARE
    LOSS FROM CONTINUING OPERATIONS                                      ($0.97)          ($0.68)         ($1.26)          ($0.70)
    INCOME FROM DISCONTINUED OPERATIONS                                    0.07              .07            0.11             0.15
    CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                                                                     (0.08)
                                                                 ---------------   --------------  --------------   --------------
    NET LOSS                                                             ($0.90)          ($0.61)         ($1.15)          ($0.63)
                                                                 ===============   ==============  ==============   ==============

WEIGHTED AVERAGE SHARES OUTSTANDING:
    BASIC                                                             5,121,370        5,133,431       5,121,370        5,149,129
                                                                 ===============   ==============  ==============   ==============
    DILUTED                                                           5,125,883        5,133,431       5,125,883        5,149,129
                                                                 ===============   ==============  ==============   ==============

                 See Notes to Consolidated Financial Statements

                  MALAN REALTY INVESTORS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                      SIX MONTHS ENDED JUNE 30,

                                                                                       2002               2001
                                                                                     --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET LOSS                                                                            ($5,919)           ($3,264)
                                                                                     --------           --------
  Adjustments to reconcile net loss to net cash flows provided by operating activities:
     Depreciation and amortization                                                      3,182              3,367
     Amortization of deferred financing costs                                             748                721
     Officer compensation issued in stock                                                                     70
     Gain on sales of real estate                                                        (294)              (768)
     Impairment of real estate                                                          6,583              3,591
     Cumulative effect of change in accounting principle                                                     450
     Change in operating assets and liabilities that
       used cash:
          Accounts receivable and other assets                                         (1,722)            (1,268)
          Accounts payable, deferred income and
             other accrued liabilities                                                  1,633               (199)
                                                                                     --------           --------
       Total adjustments                                                               10,130              5,964
                                                                                     --------           --------
       NET CASH FLOWS USED FOR
         OPERATING ACTIVITIES                                                           4,211              2,700
                                                                                     --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Real estate developed, acquired or improved                                         (113)            (2,262)
     Additions to leasehold improvements and equipment                                                       (59)
     Decrease (increase) in restricted cash                                              (345)               540
     Net proceeds from sales of real estate                                             1,212              3,530
                                                                                     --------           --------
       NET CASH FLOWS PROVIDED BY
         INVESTING ACTIVITIES                                                             754              1,749
                                                                                     --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Principal repayments on mortgages                                                   (295)              (272)
     Debt issuance costs                                                                 (104)              (386)
     Draws on lines of credit                                                             900              5,500
     Repayment of lines of credit                                                        (900)            (8,000)
     Proceeds from mortgages                                                            1,946              7,618
     Distributions to shareholders                                                     (1,280)            (4,401)
     Repurchase of common stock                                                                             (315)
                                                                                     --------           --------
       NET CASH FLOWS PROVIDED BY (USED FOR)
         FINANCING ACTIVITIES                                                             267               (256)
                                                                                     --------           --------

Net increase in cash and cash equivalents                                               5,232              4,193

Cash and cash equivalents at beginning of period                                        1,649                821
                                                                                     --------           --------

Cash and cash equivalents at end of period                                           $  6,881           $  5,014
                                                                                     ========           ========


SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION-
   CASH PAID FOR INTEREST DURING THE PERIOD                                          $  7,024           $  7,887
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

2. COMPENSATION PLANS

         Compensation expense in connection with the Company's 401(k) retirement plan for the six months ended June 30, 2002 was approximately $28,000.

         In June 2002, the Company granted 20,000 stock options to its president and chief executive officer, Jeffrey Lewis. The options have an exercise price of $3.60 per share, vest over a five-year period and expire June 2012.

Employment Contract

         In July 2002, the Company entered into an employment contract with its chief financial officer, Elliott J. Broderick through September 30, 2003, extendable at the Company's option for an additional twelve months. Pursuant to the agreement, Mr. Broderick will receive a guaranteed base salary, a signing/retention bonus of $285,000 and is eligible to receive 1) a performance bonus up to 50% of base salary 2) an incentive option bonus of up to 50% of base salary, 3) a retention bonus of 5% of base salary for each month employed after shareholder approval of a plan of liquidation and 4) severance pay equal to the greater of $100,000 or the remaining balance due under the contract at the time of separation.

         In the employment agreement, Mr. Broderick has relinquished all claims to any lifetime health benefits that may have arisen in connection with the change of control of the Company's Board of Directors at its 2000 annual meeting. As a result, in July 2002 the Company eliminated a previously accrued liability in the amount of $374,000 recorded on the balance sheet for these potential benefits.

Severance and Retention Bonus Plan

         In conjunction with its recommendation to liquidate the Company, the Board of Directors approved a severance and retention bonus plan (the "Plan") for its employees in July 2002. The Plan will become effective upon approval of a plan of liquidation by the shareholders. With the exception of the chief executive officer and chief financial officer (both of whom have employment agreements), and employees working at the Northway Mall in Marshfield, Wisconsin, each regular employee whose employment is involuntarily terminated pursuant to the plan of liquidation will be eligible to participate in the Plan unless the employee is terminated for cause.

         The Plan divides eligible employees into two classes of participants: non-retained participants and retained participants. Upon the satisfaction of certain conditions described in the Plan, the Company will pay over 36 months to each participant the lesser of 1) nine months of the participant's current annualized salary, or 2) the greater of a) two weeks of the participant's current annualized salary for each consecutive six-month period in which the participant has worked full time for the Company from the last date of hire until (i) the date of termination for non-retained participants or (ii) the date the participant was classified as a retained participant (the "Classification Date"), or b) six weeks of the participant's current annualized base salary.

         Additionally, under the Plan retained participants will be entitled to receive a retention bonus over 36 months equal to the lesser of: 1) twelve months of the retained participant's annualized salary as of the Classification Date, or 2) the greater of (A) four months of the retained participant's annualized salary as of the Classification Date, or (B) 5% of the retained participant's annualized base salary as of the Classification Date for each full month the retained participant remains employed by the Company following such date.

3. EARNINGS PER SHARE

         Earnings per share ("EPS") data were computed as follows (in thousands except per share amounts):

                                                                       THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                             JUNE 30,                   JUNE 30,
                                                                    ------------------------      --------------------
                                                                       2002           2001          2002         2001
                                                                    ---------      ---------      -------      -------
Loss from continuing operations                                     $  (4,967)     $  (3,518)     $(6,484)     $(3,588)
Income (loss) from discontinued operations                                344            380          565         (774)
                                                                    ---------      ---------      -------      -------
Loss before cumulative effect of change in accounting principle        (4,623)        (3,138)      (5,919)      (2,814)
Cumulative effect of change in accounting principle                                                               (450)
                                                                    ---------      ---------      -------      -------
Net loss                                                            $  (4,623)     $  (3,138)     $(5,919)     $(3,264)
                                                                    =========      =========      =======      =======
Weighted Average Shares Outstanding
Basic                                                                   5,121          5,133        5,121        5,149
                                                                    =========      =========      =======      =======
Diluted                                                                 5,126          5,133        5,126        5,149
                                                                    =========      =========      =======      =======
Basic EPS:
Loss from continuing operations                                     $    (.97)     $    (.68)     $ (1.27)     $  (.70)
Income (loss) from discontinued operations                                .07            .07          .11          .15
Cumulative effect of change in accounting principle                                                               (.08)
                                                                    ---------      ---------      -------      -------
Net loss per share                                                  $    (.90)     $    (.61)     $ (1.16)     $  (.63)
                                                                    =========      =========      =======      =======
Diluted EPS:
Loss from continuing operations                                     $    (.97)     $    (.68)     $ (1.26)     $  (.70)
Discontinued operations                                                   .07            .07         (.11)         .15
Cumulative effect of change in accounting principle                                                               (.08)
                                                                    ---------      ---------      -------      -------
Net loss per share                                                  $    (.90)     $    (.61)     $ (1.15)     $  (.63)
                                                                    =========      =========      =======      =======


         Diluted EPS reflects the potential dilution of securities that could share in the earnings but does not include shares issuable upon conversion of securities that would have an antidilutive effect on earnings per share.

4. MORTGAGES

         In January 2002 the Company received an additional draw of $1.9 million on its loan with Oaktree CF Lender, L.L.C., an affiliate of Cohen Financial, bringing the total outstanding to approximately $9.5 million. The loan was repaid in full in July 2002 in conjunction with the sale of Pine Ridge Plaza shopping center in Lawrence, Kansas which served as collateral for the loan.

         At June 30, 2002, the Company was in violation of two quarterly corporate level loan covenants on its line of credit with Bank One. There were no outstanding borrowings on the line at that date. In July 2002, the Company received a waiver of the covenants from Bank One for the quarter ended June 30, 2002.

         The Company is currently in arrears approximately $555,000 on its UDAG Loan with the City of Chicago, collateralized by a junior mortgage on Bricktown Square in Chicago, Illinois. As of July 31, 2002, the City had not declared the Company in default of the UDAG Loan agreement.

         The Company intends to satisfy its debt obligations coming due in the near term through short term financing and the sale of assets consistent with its strategic plan adopted in 2001. Approximately $58 million is due August 10, 2002 on the Securitized Mortgage Loan which is collateralized by twenty-three of the Company's properties. The Company plans on repaying the Securitized Mortgage Loan by its due date as follows: a) approximately $14 million from net proceeds from the sale of four Kmart anchored shopping centers, b) approximately $42 million from net proceeds of three separate refinancing loans, and c) the balance of approximately $2 million out of existing cash reserves. The Company has a loan commitment from Cohen Financial and loan applications pending with two other lenders. Anticipated total proceeds from the loans which are expected to close simultaneously on or about August 8, 2002 are $43.1 million. Details of the loans are as follows:

                                                                                       INTEREST               ANTICIPATED
LENDER                    COLLATERAL                          TERM                     RATE                   PROCEEDS
------                    ----------                          ----                     ----                   --------
                                                                                                              (thousands)
Cohen Financial           5 Kmart anchored                    12 months                LIBOR+                 $ 9,100
                          shopping centers                                             3.5% (7% floor)

Salomon Bros.             4 Wal-Mart anchored                 6 months                 LIBOR+                  15,000
Realty Corp.              shopping centers                                             2.50%

JDI Loans LLC             8 Kmart anchored shopping           12 months                Prime+ 7.25%            19,000
                          centers, Columbus, IN,                                       (11% floor, 13% cap
                          Fairview Heights, IL
                          Clinton Pointe Shopping
                          Center
                                                                                                              -------
Total                                                                                                         $43,100
                                                                                                              =======

         In the event that they Securitized Mortgage Loan is not completely satisfied by the due date, the lender may implement any and all remedies under the loan documents including foreclosure proceedings against the collateral.

5. PROPERTY TRANSACTIONS, CLASSIFICATIONS AND IMPAIRMENTS

         During the six months ended June 30, 2002 and subsequent to quarter end, the Company disposed of the following properties:


                                                                                             NET PROCEEDS
                                                          GROSS LEASABLE     CONTRACT         AFTER DEBT
DISPOSITION DATE          PROPERTY          LOCATION       AREA (SQ. FT.)      PRICE          REPAYMENT
----------------          --------          --------       --------------      -----          ---------
                                                                           (IN THOUSANDS)
5/31/02               Kmart Plaza        Janesville, WI         104           $ 1,300           $1,141

7/16/02               Pine Ridge Plaza   Lawrence, KS           250           $13,850           $3,153


         As of July 31, 2002, the following properties were under contract for sale:

                 Property                                    Location                                 Contract Price
                 --------                                    --------                                 --------------
                                                                                                        (thousands)
Orchard-14 Shopping Center                   Farmington Hills, Michigan                                  $  6,200

Sherwood Plaza                               Springfield, Illinois                     $    5,700

South City Center                            Wichita, Kansas                                4,000

Kmart                                        Salina, Kansas                                 2,300

Kmart                                        Jefferson City, Missouri                       2,800          14,800
                                                                                       ----------


         The Company had previously entered into three separate contracts for the sale of Bricktown Square in Chicago, Illinois, Clinton Pointe Shopping Center in Clinton Township, Michigan and seven Kmart anchored shopping centers, respectively. In each instance, the purchaser exercised its option to terminate the contract during the due diligence period.

         Under the provisions of Statement of Financial Accounting Standards
(SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which was adopted by the Company January 1, 2002, all dispositions and the results of operations of assets classified as held for sale will be disclosed as discontinued operations in the period in which they occur and prior periods will be restated to conform with the current presentation for comparison purposes.

         During the six months ended June 30, 2002, the Company recorded an impairment of real estate in accordance with SFAS No. 144 of $6.583 million reducing the carrying value of several properties. The impairment is based on management's conclusion that the cost basis of these assets will not be recovered over their intended holding periods through cash flows associated with future operations or sale. The conclusions regarding valuation are reflective of recent information provided in sales agreements, sales contract negotiations and actual or anticipated changes in tenancy including three leases rejected in bankruptcy by Kmart Corporation and anticipated closure of a store leased to Wal-Mart Corporation in Columbus, Indiana. Under SFAS No. 144, aggregate impairment losses are not reduced by unrealized appreciation of other assets.

6. COMMITMENTS AND CONTINGENCIES

Litigation

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

Environmental Issues

         Prospective buyers of the Company's properties have raised environmental questions on certain properties during the due diligence period of purchase contracts. The issues involve residual contamination from (1) underground storage tanks removed from the properties a number of years ago or
(2) solvents used by dry cleaner tenants. The Company is in the process, with assistance from its environmental consultants, of assessing the extent of contamination, the potential costs of any required remediation, and the viability of indemnification from third parties. While its assessment is still in the preliminary stages, the Company has recorded a liability of $500,000 at June 30, 2002 related to estimated costs of investigation, assessment, review of these issues and remediation of known contamination. However, actual costs of additional remediation, if necessary, cannot be determined at this time.

7. KMART BANKRUPTCY

         In January 2002, the Company's major tenant, Kmart Corporation, filed a voluntary petition for reorganization relief under Chapter 11 of the U.S. Bankruptcy Code. As part of its plan of liquidation, Kmart closed four of its stores owned by the Company in May 2002 and subsequently rejected the leases on three of these stores and assigned the tenant designation rights on the fourth in June 2002. Total revenues from leases which were rejected by Kmart for these stores which are located in Forestville, Maryland, Marshfield, Wisconsin and Topeka, Kansas are approximately $1.1 million annually. Two of these properties have other in-line tenants that may be adversely affected by the closures. Kmart may also close additional stores in the future.

         The Company has listed the properties affected by the lease rejections for sale and is attempting to re-lease the vacant Kmart spaces. In addition, under the bankruptcy laws, a landlord is entitled to rejection damages within certain limitations. While the actual effect on future cash flows resulting from the store closures and lease rejections cannot be determined at this time, the Company anticipates that its cash flows will be materially affected by the revenues lost from the rejected leases over the short term and possibly longer.

8. PROPOSED PLAN OF LIQUIDATION

         In March 2002, the Company's Board of Directors voted to recommend a plan of complete liquidation to its shareholders. The proposed, plan which was approved by the Board in July 2002 and is subject to shareholder approval at the 2002 annual meeting scheduled for August 28, 2002, contemplates the sale of all of the Company's properties and other assets and repayment of all outstanding debt.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2002 to Three Months Ended June 30,
2001

         Total revenues from continuing operations decreased approximately $1.038 million from 2001. Minimum rents decreased approximately $304,000. Approximately $143,000 was due to the sale of seven properties executed in the second half of 2001 offset by rents received on the re-lease of a former vacant theater space with a health club in Bricktown Square, Chicago, Illinois. Approximately $161,000 was due to the reclassification of revenue of assets held for sale as required under Statement of Financial Accounting Standards (SFAS) No. 144, as discussed below. Percentage rents increased $52,000 due to the timing of receipts from tenants. Recoveries from tenants increased approximately $57,000. Interest and other income decreased approximately $75,000 due to lower interest and lease termination income received in 2002. A gain on the sale of real estate of $768,000 was recorded in June 2001.

         Total operating expenses from continuing operations increased approximately $1.190 million from 2001 to 2002. Other operating expenses increased approximately $235,000 due to a provision for environmental investigation and remediation costs at several properties totaling $500,000 recorded in 2002 discussed further below ($253,000 of which is attributable to assets held for sale and is in the discontinued operations section.) Real estate taxes decreased $99,000 primarily due to the sale of properties in 2001. General and administrative decreased $228,000 due to decreases in legal and other professional fees. Depreciation and amortization decreased $235,000 due to the sale of properties and the reclassification of assets under SFAS No. 144. During the three months ended June 30, 2002, the Company recorded an impairment of real estate in accordance with SFAS No. 144 of $5.123 million reducing the carrying value of several properties. The impairment is based on management's conclusion that the cost basis of these assets will not be recovered over their intended holding periods through cash flows associated with future operations or sale. The conclusions regarding valuation are reflective of recent information provided in sales agreements, sales contract negotiations and actual or anticipated changes in tenancy including three leases rejected in bankruptcy by Kmart Corporation and anticipated closure of a store leased to Wal-Mart Corporation in Columbus, Indiana. Under SFAS No. 144, aggregate impairment losses are not reduced by unrealized appreciation of other assets.

         Under the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which was adopted by the Company January 1, 2002, all dispositions of properties and the results of operations of assets held for sale will be disclosed as discontinued operations in the period in which they occur and prior periods will be restated to conform with the current presentation for comparison purposes. Income from discontinued operations decreased $36,000 with the $294,000 gain on the sale of the Janesville, Wisconsin property offset by a $330,000 net decrease in net income of the assets held for sale. The decrease was attributable to the environmental provision recorded in June 2002.

         Interest expense (including related amortization of deferred financing costs) decreased approximately $779,000 primarily due to the expiration of a rate floor agreement associated with the Securitized Mortgage Loan and the payoff of a line of credit in November 2001.

         Overall, net loss increased $1.485 million in 2002 primarily as a result of a decrease in revenues due to the sales of properties in 2001, a provision for environmental liability expense, and an increase in impairment of real estate offset by lower interest expense.

Comparison of Six Months Ended June 30, 2002 to Six Months Ended June 30, 2001

         Total revenues from continuing operations decreased approximately $1.727 million from 2001. Minimum rents decreased approximately $621,000. Approximately $346,000 was due to the sale of seven properties executed in the second half of 2001 offset by rents received on the re-lease of a former vacant theater space with a health club in Bricktown Square, Chicago, Illinois. Approximately $275,000 was due to the reclassification of revenue pursuant to SFAS No. 144. Percentage rents decreased $50,000 due to the timing of receipts from tenants. Recoveries from tenants decreased approximately $178,000 as a result of decreased reimbursable property operating expenses discussed below. Interest and other income decreased approximately $110,000 due to lower interest and lease termination income received in 2002. A gain on sale of real estate of $768,000 was recorded on the sale of two properties in the second quarter of 2001.

         Total operating expenses from continuing operations increased approximately $2.368 million from 2001. Property operating and maintenance expense decreased $228,000 primarily due to the lower cost of snow removal.

Other operating expenses increased approximately $281,000 due to a provision for environmental investigation and remediation costs at several properties totaling $500,000 recorded in 2002 discussed further below ($253,000 of which is attributable to assets held for sale and is in the discontinued operations section.) Real estate taxes decreased approximately $155,000 due to the sale of properties in 2001. General and administrative decreased $51,000 due to lower legal and other professional fees offset by higher accounting fees and stock exchange listing fees. Depreciation and amortization expense decreased $471,000 due to the sale of properties in 2001 and the reclassification of assets under SFAS No. 144. During the six months ended June 30, 2002, the Company recorded an impairment of real estate in accordance with SFAS No. 144 of $6.583 million reducing the carrying value of several properties. The impairment is based on management's conclusion that the cost basis of these assets will not be recovered over their intended holding periods through cash flows associated with future operations or sale. The conclusions regarding valuation are reflective of recent information provided in sales agreements, sales contract negotiations and actual or anticipated changes in tenancy including three leases rejected in bankruptcy by Kmart Corporation and anticipated closure of a store leased to Wal-Mart Corporation in Columbus, Indiana. Under SFAS No. 144, aggregate impairment losses are not reduced by unrealized appreciation of other assets.

         Under the provisions of Statement of Financial Accounting Standards
(SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which was adopted by the Company January 1, 2002, all dispositions of properties and the results of operations of assets held for sale will be disclosed as discontinued operations in the period in which they occur and prior periods will be restated to conform with the current presentation for comparison purposes. Income from discontinued operations decreased $209,000 with the $294,000 gain on the sale of the Janesville, Wisconsin property offset by a $503,000 net decrease in net income of the assets held for sale. The decrease was attributable to the environmental provision recorded in June 2002 and the interest expense on the loan at the Lawrence, Kansas property which commenced June 2001.

         Interest expense (including related amortization of deferred financing costs) decreased approximately $1.199 million primarily due to the expiration of a rate floor agreement associated with the Securitized Mortgage Loan and the payoff of a line of credit in November 2001.

         As a result of the adoption of SFAS No. 133 in January 2001, which addresses accounting for derivative instruments and hedging activities, there was a cumulative effect of the change in accounting principle resulting in a reduction in net income of $450,000 in the first quarter of 2002.

         Overall, net loss increased $2.655 million in 2002 primarily as a result of a decrease in revenues due to the sales of properties in 2001, a provision for environmental liability expense, and an increase in impairment of real estate offset by lower interest expense.

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

         The following table shows the components that comprise the Company's FFO for the three months and the six months ending June 30, 2002 and 2001. Prior years amounts have been restated to conform with the current year presentation.

                                                          Three Months Ended                  Six Months Ended
                                                                June 30,                          June 30,
                                                      -------------------------           -------------------------
                                                        2002              2001              2002              2001
                                                      -------           -------           -------           -------
                                                                            (in thousands)
NET LOSS ....................................         $(4,623)          $(3,138)          $(5,919)          $(3,264)
Depreciation of buildings and improvements ..           1,407             1,528             2,820             3,046
Amortization of tenant allowances and
   improvements .............................             115               121               233               229
Amortization of leasing costs ...............              61                38               112                76
Gain on sale of real estate .................            (294)             (768)             (294)             (768)
Impairment of real estate ...................           5,123             3,591             6,583             3,591
Cumulative effect of change in
   accounting principle .....................                                                                   450
                                                      -------           -------           -------           -------
FUNDS FROM OPERATIONS, BASIC AND DILUTED ....         $ 1,789           $ 1,372           $ 3,535           $ 3,360
                                                      =======           =======           =======           =======

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic .......................................           5,121             5,133             5,121             5,149
                                                      =======           =======           =======           =======
Diluted .....................................           5,126             5,133             5,126             5,149
                                                      =======           =======           =======           =======

LIQUIDITY AND CAPITAL RESOURCES

          Cash flow from operations is the principal source of capital to fund the Company's ongoing operations. Current efforts to increase cash flow for repayment and retirement of impending debt maturities have centered on disposition of non-core assets and refinancing of unencumbered properties.

          The Company anticipates that its cash flow from operations will be sufficient to fund its cash needs for payment of expenses capital expenditures and recurring debt service payments. In conjunction with its recommendation of a plan of liquidation of the Company discussed below, the Board of Directors indefinitely suspended regular quarterly cash distributions in March 2002.

Developments and Redevelopments

         In February 2001, the Company began redevelopment of 34,600 square feet of formerly vacant space at the Company's property in Wichita, Kansas. Total estimated costs of the redevelopment are approximately $320,000 of which $240,000 were incurred through June 30, 2002. The project is anticipated to be completed by the end of the third quarter.

         Consistent with its proposed plan of liquidation (See "Proposed Plan of Liquidation" below) the Company does not anticipate any further new developments or redevelopments.

Capital Expenditures

         The Company incurs capital expenditures in the ordinary course of business in order to maintain its properties. Such capital expenditures typically include roof, parking lot and other structural repairs, some of which are reimbursed by tenants. For the six months ended June 30, 2002, the Company incurred $32,000 of capital expenditures. Approximately $309,000 is anticipated to be incurred by year-end 2002 to be funded out of reserves required under the Company's collateralized mortgages and operating cash flows.

         In order to procure new tenants or renegotiate expiring leases with current tenants, the Company will provide inducements such as building allowances or space improvements and will pay leasing commissions to outside brokers in accordance with prevailing market conditions. The total cost of these expenditures in 2002 is estimated to be approximately $1.5 million (of which $200,000 had been incurred in the six months ended June 30, 2002). These expenditures are generally funded by operating cash flows.

Sources of Capital

         During the six months ended June 30, 2002 and subsequent to quarter end, the Company disposed of the following properties:

                                                                                             NET PROCEEDS
                                                           GROSS LEASABLE     CONTRACT        AFTER DEBT
DISPOSITION DATE          PROPERTY          LOCATION       AREA (SQ. FT.)       PRICE         REPAYMENT
----------------          --------          --------       --------------       -----         ---------
                                                                          (IN THOUSANDS)
5/31/02               Kmart Plaza        Janesville, WI         104           $ 1,300           $1,141

7/16/02               Pine Ridge Plaza   Lawrence, KS           250           $13,850           $3,153

         In conjunction with the sale of Pine Ridge Plaza a $9.5 million loan with Oaktree CF Lender, L.L.C. was repaid.

         The following properties are under contract for sale as of July 31, 2002:

                 Property                                    Location                                  Contract Price
                 --------                                    --------                                  --------------
                                                                                                         (thousands)
Orchard-14 Shopping Center                   Farmington Hills, Michigan                                  $  6,200

Sherwood Plaza                               Springfield, Illinois                         $5,700

South City Center                            Wichita, Kansas                                4,000

Kmart                                        Salina, Kansas                                 2,300

Kmart                                        Jefferson City, Missouri                       2,800          14,800
                                                                                       ----------

         Proceeds from the sales are anticipated to be utilized to pay down the Company's outstanding debt obligation.

         The Company had previously entered into three separate contracts for the sale of Bricktown Square in Chicago, Illinois, Clinton Pointe Shopping Center in Clinton Township, Michigan and seven Kmart anchored shopping centers, respectively. In each instance, the purchaser exercised its option to terminate the contract during the due diligence period.

Financings

           The Company has a revolving line of credit with Bank One which expires September 30, 2002. As of June 30, 2002, the Company was in violation of two corporate financial covenants on the line as the result of non-cash impairments of assets recorded in 2001 and 2002. There was no amount outstanding as of June 30, 2002. In July 2002 the Company received a waiver of the covenants from Bank One for the second quarter.

         In January 2002 the Company received $1.9 million on its loan with Oaktree CF Lender, L.L.C., an affiliate of Cohen Financial, bringing the total loan outstanding to approximately $9.5 million. The loan was repaid in full in July 2002 in conjunction with the sale of Pine Ridge Plaza shopping center in Lawrence, Kansas which served as collateral for the loan.

         The Company is currently in arrears approximately $555,000 on its UDAG Loan with The City of Chicago, collateralized by a junior mortgage on Bricktown Square in Chicago, Illinois. As of July 31, 2002, the City had not declared the Company in default of the UDAG Loan agreement.

         The Company intends to satisfy its debt obligations coming due in the near term through short term financing and the sale of assets consistent with its strategic plan adopted in 2001. Approximately $58 million is due August 10, 2002 on the Securitized Mortgage Loan which is collateralized by twenty-three of the Company's properties. The Company plans on repaying the Securitized Mortgage Loan by its due date as follows: a) approximately $14 million from net proceeds from the sale of four Kmart anchored shopping centers, b) approximately $42 million from net proceeds of three separate refinancing loans, and c) the balance of approximately $2 million out of existing cash reserves. The Company has a loan commitment from Cohen Financial and loan applications pending with two other lenders. Anticipated total proceeds from the loans which are expected to close simultaneously on or about August 8, 2002 are $43.1 million. Details of the loans are as follows:

                                                                                       INTEREST               ANTICIPATED
LENDER                    COLLATERAL                          TERM                     RATE                   PROCEEDS
------                    ----------                          ----                     ----                   --------
                                                                                                              (thousands)
Cohen Financial           5 Kmart anchored                    12 months                LIBOR+                 $ 9,100
                          shopping centers                                             3.5% (7% floor)

Salomon Bros.             4 Wal-Mart anchored                 6 months                 LIBOR+                  15,000
Realty Corp.              shopping centers                                             2.50%

JDI Loans LLC             8 Kmart anchored shopping           12 months                Prime+ 7.25%            19,000
                          centers, Columbus, IN,                                       (11% floor, 13% cap
                          Fairview Heights, IL
                          Clinton Pointe Shopping
                          Center
                                                                                                              -------
Total                                                                                                         $43,100
                                                                                                              =======

         In the event that they Securitized Mortgage Loan is not completely satisfied by the due date the lender may implement any and all remedies under the loan documents, including foreclosure proceedings against the collateral.

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

Kmart Bankruptcy

         In January 2002, the Company's major tenant, Kmart Corporation, filed a voluntary petition for reorganization relief under Chapter 11 of the U.S. Bankruptcy Code. As part of its plan of reorganization, Kmart closed four of its stores owned by the Company in May 2002 and subsequently rejected the leases on three of these stores and assigned the tenant designation rights on the fourth in June 2002. Total revenues from leases which were rejected by Kmart for these stores which are located in Forestville, Maryland, Marshfield, Wisconsin and Topeka, Kansas are approximately $1.1 million annually. Two of these properties have other in-line tenants that may be adversely affected by the closures. Kmart may also close additional stores in the future.

         The Company has listed the properties affected by the lease rejections for sale and is attempting to re-lease the vacant Kmart spaces. In addition, under the bankruptcy laws, a landlord is entitled to rejection damages within certain limitations. While the actual effect on future cash flows resulting from the store closures and lease rejections cannot be determined at this time, the Company anticipates that its cash flows will be materially affected by the revenues lost from the rejected leases over the short term and possibly longer.

Environmental Issues

         Prospective buyers of the Company's properties have raised environmental questions on certain properties during the due diligence period of purchase contracts. The issues involve residual contamination from (1) underground storage tanks removed from the properties a number of years ago or
(2) solvents used by dry cleaner tenants. The Company is in the process, with assistance from its environmental consultants, of assessing the extent of contamination, the potential costs of any required remediation, and the viability of indemnification from third parties. While its assessment is still in the preliminary stages, the Company has recorded a liability of $500,000 at June 30, 2002 related to estimated costs of investigation, assessment, review of the issues and remediation of known contamination. However, actual costs of additional remediation, if necessary, cannot be determined at this time.

Proposed Plan Of Liquidation

         In March 2002, the Company's Board of Directors voted to recommend a plan of complete liquidation to its shareholders. The proposed plan, which was approved by the Board in July 2002 and is subject to shareholder approval at the 2002 annual meeting scheduled for August 28, 2002, contemplates the sale of all of the Company's properties and other assets and repayment of all outstanding debt.

         In conjunction with its plan of liquidation, the Board of Directors approved a severance and retention bonus plan (the "Plan") for its employees in July 2002. The Plan will become effective upon approval of a plan of liquidation by the shareholders. With the exception of the chief executive officer and chief financial officer (both of whom have employment agreements), and employees working at the Northway Mall in Marshfield, Wisconsin, each regular employee whose employment is involuntarily terminated pursuant to the plan of liquidation will be eligible to participate in the Plan unless the employee is terminated for cause.

         The Plan divides eligible employees into two classes of participants: non-retained participants and retained participants. Upon the satisfaction of certain conditions described in the Plan, the Company will pay over 36 months to each participant the lesser of 1) nine months of the participant's current annualized salary, or 2) the greater of a) two weeks of the participant's current annualized salary for each consecutive six-month period in which the participant has worked full time for the Company from the last date of hire until (i) the date of termination for non-retained participants or (ii) the date the participant was classified as a retained participant (the "Classification Date"), or b) six weeks of the participant's current annualized base salary.

         Additionally, under the Plan retained participants will be entitled to receive a retention bonus over 36 months equal to the lesser of: 1) twelve months of the retained participant's annualized salary as of the Classification Date, or 2) the greater of (A) four months of the retained participant's annualized salary as of the Classification Date, or (B) 5% of the retained participant's annualized base salary as of the Classification Date for each full month the retained participant remains employed by the Company following such date.

Employment Contract

         In July 2002, the Company entered into an employment contract with its chief financial officer, Elliott J. Broderick through September 30, 2003, extendable at the Company's option for an additional twelve months. Pursuant to the agreement, Mr. Broderick will receive a guaranteed base salary, a signing/retention bonus of $285,000 and is eligible to receive 1) a performance bonus up to 50% of base salary 2) an incentive option bonus of up to 50% of base salary, 3) a retention bonus of 5% of base salary for each month employed after shareholder approval of a plan of liquidation and 4) severance pay equal to the greater of $100,000 or the remaining balance due under the contract at the time of separation.

         In the employment agreement, Mr. Broderick has relinquished all claims to any lifetime health benefits that may have arisen in connection with the change of control of the Company's Board of Directors at its 2000 annual meeting. As a result in July 2002, the Company eliminated a previously accrued liability in the amount of $374,000 recorded on the balance sheet for these potential benefits.

Safe Harbor Statement

         Each of the above statements regarding anticipated operating results are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes the statements and projections are based upon reasonable assumptions, actual results may differ from those projected.

         Key factors that could cause actual results to differ materially include the Company's ability to retire or refinance its other indebtedness as it comes due, the Company's success in selling assets, including Bricktown Square, economic downturns, bankruptcies and other financial difficulties of tenants, including the ultimate disposition of lease agreements with Kmart Corporation, leasing activities, the outcome of the litigation filed by the Company's former president, the cost of addressing environmental concerns, and other risks associated with the commercial real estate business, and as detailed in the Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company has exposure to interest rate risk on its debt obligations and interest rate instruments. Based on the Company's outstanding variable rate debt at June 30, 2002, a one percent increase or decrease in interest rates would decrease or increase, respectively, the Company earnings and cash flows by approximately $269,000 on an annualized basis.

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

         NONE

Item 5:  Other Information

         NONE

Item 6:  Exhibits and Reports on Form 8-K

         a)   Exhibit Index:

              *10(x)  Employment Agreement              Filed with this document
                      dated July 16, 2002 by
                      and between the Company
                      and Elliott Broderick

               99     Written Statement of the          Filed with this document
                      Chief Executive Officer

                      Written Statement of the
                      Chief Financial Officer           Filed with this document

               * A management contract or compensatory plan or arrangement required to be filed pursuant to Instruction 2 of 601(b)(10) of Regulation S-K.

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




Dated: July 31, 2002