Form 10-Q
period 2002-09-30
MALAN REALTY INVESTORS INC
filed 2002-11-15
CIK 914735

--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2002

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from             to
                                                ------------   -------------

                         Commission file number 1-13092

                          MALAN REALTY INVESTORS, INC.
               (Exact name of registrant as specified in charter)

           Michigan                                   38-1841410
 (State or other jurisdiction of        (I.R.S. Employer Identification Number)
  incorporation or organization)

      30200 Telegraph Rd., Ste. 105                            48025
         Bingham Farms, Michigan                             (Zip Code)
 (Address of principal executive offices)


       Registrant's telephone number, including area code: (248) 644-7110

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. YES [X] NO [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

                  As of November 13, 2002, 5,121,370 shares of Common Stock, Par Value $.01 Per share, were outstanding.

                          MALAN REALTY INVESTORS, INC.
                                    FORM 10-Q

                                      INDEX

                                                                                              PAGE
PART I   FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                      Statement of Net Assets in Liquidation (Liquidation Basis)
                      as of September 30, 2002 (unaudited)                                      3

                      Balance Sheets (Going Concern Basis) as of
                      September 30, 2002 (unaudited) and December 31, 2001                      4

                      Statements of Operations (Going Concern Basis)
                      (unaudited) for the three months and the nine months
                      ended September 30, 2002 and 2001                                         5

                      Statements of Cash Flows (Going Concern Basis)
                      (unaudited) for the nine months ended September 30,
                      2002 and 2001                                                             6

                      Notes to Consolidated Financial Statements (unaudited)                 7-13

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                14-21

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                            22

Item 4. Controls and Procedures                                                                22

PART II  OTHER INFORMATION                                                                     23


SIGNATURES                                                                                     24

CERTIFICATIONS                                                                              25-26


                  MALAN REALTY INVESTORS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION
                               (LIQUIDATION BASIS)
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                                SEPTEMBER 30,
                                                                                                    2002
                                                                                                -------------
      ASSETS
         Real estate held for sale                                                              $200,888
         Cash and cash equivalents                                                                 6,957
         Restricted cash - mortgage escrow deposits                                                1,363
         Accounts receivable                                                                       2,786
         Other assets                                                                                635
                                                                                                --------
               Total Assets                                                                     $212,629
                                                                                                ========

      LIABILITIES
         Mortgages                                                                              $ 92,481
         Convertible debentures                                                                   42,743
         Convertible notes                                                                        27,000
         Accounts payable and other                                                               11,221
         Reserve for estimated liquidation costs                                                   7,507
                                                                                                --------
               Total Liabilities                                                                 180,952
                                                                                                --------

               NET ASSETS IN LIQUIDATION                                                        $ 31,677
                                                                                                ========



                 See Notes to Consolidated Financial Statements

                  MALAN REALTY INVESTORS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                              (GOING CONCERN BASIS)
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                                               SEPTEMBER 30,   DECEMBER 31,
                                                                                                   2002           2001
                                                                                                ---------      ---------
                                                                                                (UNAUDITED)
   ASSETS
      Real estate
         Land, buildings and improvements                                                       $ 199,118      $ 248,053
         Real estate held for sale                                                                 13,401
         Less: accumulated depreciation                                                           (36,661)       (36,570)
                                                                                                ---------      ---------
              Total                                                                               175,858        211,483

         Accounts receivable, net                                                                   5,325          4,275
         Deferred financing and other                                                               7,132          5,427
         Cash and cash equivalents                                                                  6,957          1,649
         Restricted cash - mortgage escrow deposits                                                 1,363          2,492
                                                                                                ---------      ---------
              Total Assets                                                                      $ 196,635      $ 225,326
                                                                                                =========      =========

   LIABILITIES
         Mortgages                                                                              $  99,308      $ 120,390
         Convertible debentures                                                                    42,743         42,743
         Convertible notes                                                                         27,000         27,000
         Accounts payable and other                                                                 4,826          2,844
         Accrued distributions payable                                                                             1,280
         Accrued property taxes                                                                     7,285          6,965
         Accrued interest payable                                                                   2,788          4,189
                                                                                                ---------      ---------
              Total Liabilities                                                                   183,950        205,411
                                                                                                ---------      ---------

   SHAREHOLDERS' EQUITY
         Common stock ($.01 par value, 30 million shares
         authorized,  5,121,370 issued and outstanding at
         September 30, 2002 and December 31, 2001)                                                     51             51
         Additional paid in capital                                                                73,751         73,751
         Accumulated distributions in excess of net income                                        (61,117)       (53,887)
                                                                                                ---------      ---------
              Total shareholders' equity                                                           12,685         19,915
                                                                                                ---------      ---------

              TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $ 196,635      $ 225,326
                                                                                                =========      =========





                 See Notes to Consolidated Financial Statements

                  MALAN REALTY INVESTORS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                              (GOING CONCERN BASIS)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                     THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                                        SEPTEMBER 30,                           SEPTEMBER 30,
                                                                  2002             2001                  2002              2001
                                                               ---------         ---------             ----------        ---------
REVENUES
    Minimum rent                                                  $5,729            $5,924               $17,493           $18,250
    Percentage and overage rents                                     158               290                   633               805
    Recoveries from tenants                                        2,047             2,061                 6,697             6,888
    Interest and other income                                         85               119                   175               317
    Gain on sale of real estate                                                      2,840                                   3,608
                                                               ---------         ---------             ----------        ---------
          Total Revenues                                           8,019            11,234                24,998            29,868
                                                               ---------         ---------             ----------        ---------

EXPENSES
    Property operating and maintenance                               680               676                 2,061             2,282
    Other operating expenses                                       2,117               587                 3,151             1,335
    Real estate taxes                                              1,964             1,781                 5,446             5,406
    General and administrative                                       705               725                 2,134             2,204
    Depreciation and amortization                                  1,246             1,234                 3,668             4,025
    Impairment of real estate                                                          228                 5,793             3,819
                                                               ---------         ---------             ----------        ---------
          Total Operating Expenses                                 6,712             5,231                22,253            19,071
                                                               ---------         ---------             ----------        ---------

OPERATING INCOME                                                   1,307             6,003                 2,745            10,797
INTEREST EXPENSE                                                   4,001             4,256                11,467            12,921
                                                               ---------         ---------             ----------        ---------

INCOME (LOSS) FROM CONTINUING OPERATIONS                          (2,694)            1,747                (8,722)           (2,124)
                                                               ---------         ---------             ----------        ---------

DISCONTINUED OPERATIONS:
    Income (loss) from properties sold or held for sale           (1,312)              391                (1,498)            1,448
    Gain on sale of properties sold                                2,695                                   2,989
                                                               ---------         ---------             ----------        ---------
        INCOME FROM DISCONTINUED OPERATIONS                        1,383               391                 1,491             1,448
                                                               ---------         ---------             ----------        ---------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE                                              (1,311)            2,138                (7,231)             (676)

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                                                                           (450)
                                                               ---------         ---------             ----------        ---------

NET INCOME (LOSS)                                                ($1,311)           $2,138               ($7,231)          ($1,126)
                                                               =========         =========             =========         =========

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
    EARNINGS (LOSS) FROM CONTINUING OPERATIONS                    ($0.53)            $0.34                ($1.70)           ($0.41)
    INCOME FROM DISCONTINUED OPERATIONS                             0.27              0.08                  0.29              0.28
    CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                                                                      (0.09)
                                                               ---------         ---------             ----------        ---------
    NET INCOME (LOSS)                                             ($0.26)            $0.42                ($1.41)           ($0.22)
                                                               =========         =========             =========         =========

WEIGHTED AVERAGE SHARES OUTSTANDING:
    BASIC                                                      5,121,370         5,132,470             5,121,370         5,143,515
                                                               =========         =========             =========         =========
    DILUTED                                                    5,125,932         5,132,470             5,125,932         5,143,515
                                                               =========         =========             =========         =========


                 See Notes to Consolidated Financial Statements

                  MALAN REALTY INVESTORS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (GOING CONCERN BASIS)
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                           NINE MONTHS ENDED SEPTEMBER 30,

                                                                                                2002          2001
                                                                                              --------      --------

                CASH FLOWS FROM OPERATING ACTIVITIES:
                NET (LOSS)                                                                    ($ 7,231)     ($ 1,126)
                                                                                              --------      --------
                Adjustments to reconcile net loss to
                  net cash flows provided by operating
                  activities:
                   Depreciation and amortization                                                 4,618         4,996
                   Amortization of deferred financing costs                                      1,369         1,162
                   Officer compensation issued in stock                                                           70
                   Gain on sales of real estate                                                 (2,989)       (3,608)
                   Impairment of real estate                                                     6,697         3,819
                   Gain on extinguishment of debt
                   Cumulative effect of change in accounting principle                                           450
                   Change in operating assets and liabilities that
                     used cash:
                        Accounts receivable and other assets                                    (2,073)       (2,690)
                        Accounts payable, deferred income and
                           other accrued liabilities                                               901          (152)
                                                                                              --------      --------
                     Total adjustments                                                           8,523         4,047
                                                                                              --------      --------
                     NET CASH FLOWS PROVIDED BY
                       OPERATING ACTIVITIES                                                      1,292         2,921
                                                                                              --------      --------

              CASH FLOWS FROM INVESTING ACTIVITIES:

                   Real estate developed, acquired or improved                                    (594)       (2,893)
                   Additions to leasehold improvements and equipment                               (12)          (59)
                   Decrease (increase) in restricted cash                                        1,129          (711)
                   Net proceeds from sales of real estate                                       27,990        10,102
                                                                                              --------      --------
                     NET CASH FLOWS PROVIDED BY
                       INVESTING ACTIVITIES                                                     28,513         6,439
                                                                                              --------      --------

              CASH FLOWS FROM FINANCING ACTIVITIES:

                   Principal repayments on mortgages                                           (66,682)         (405)
                   Debt issuance costs                                                          (2,135)         (386)
                   Draws on lines of credit                                                        900         5,500
                   Repayment of lines of credit                                                   (900)       (8,740)
                   Proceeds from mortgages                                                      45,600         7,618
                   Distributions to shareholders                                                (1,280)       (5,684)
                   Repurchase of common stock                                                                   (315)
                                                                                              --------      --------
                     NET CASH FLOWS USED FOR
                       FINANCING ACTIVITIES                                                    (24,497)       (2,412)
                                                                                              --------      --------

              Net increase in cash and cash equivalents                                          5,308         6,948

              Cash and cash equivalents at beginning of period                                   1,649           821
                                                                                              --------      --------

              Cash and cash equivalents at end of period                                      $  6,957      $  7,769
                                                                                              ========      ========


              SUPPLEMENTAL DISCLOSURE OF CASH
              FLOW INFORMATION-
                 CASH PAID FOR INTEREST DURING THE PERIOD                                     $ 11,918      $ 13,440
                                                                                              ========      ========

                 See Notes to Consolidated Financial Statements

                  MALAN REALTY INVESTORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT
    ACCOUNTING POLICIES

On March 19, 2002, the Company's Board of Directors voted to recommend a plan of complete liquidation (the "Plan of Liquidation") to shareholders at the 2002 annual meeting. The Plan of Liquidation was approved on August 28, 2002 and provides for the orderly sale of assets for cash or such other form of consideration as may be conveniently distributed to shareholders, payment of or establishing reserves for the payment of liabilities and expenses, distribution of net proceeds of the liquidation to common shareholders, and wind up of operations and dissolution of the company. The liquidation process is expected to take up to 24 months to complete, although it could take longer.

Basis of Presentation - The accompanying interim consolidated financial statements and related notes of the Company are unaudited; however, they have been prepared in accordance with generally accepted accounting principles for interim financial reporting, the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such rules. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's consolidated financial position, results of operations and cash flows have been included. The results of such interim periods are not necessarily indicative of the results of operations for the full year. These financial statements should be read in conjunction with the Company's audited financial statements and other information included in the Company's Annual Report on the Form 10-K for the year ended December 31, 2001.

Principles of Consolidation - The accompanying consolidated financial statements include the activity of the Company and its wholly owned subsidiaries, Malan Mortgagor, Inc., Malan Meadows, Inc., Malan Revolver, Inc., Malan Aurora Corp., Malan Pine Ridge LLC, Malan Midwest, LLC, Malan Standby LLC, Malan WSC, LLC, and Malan KMSC, LLC. All significant inter-company balances and transactions have been eliminated.

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

Liquidation basis of accounting -- As a result of the adoption of the Plan of Liquidation and its approval by the Company's shareholders, the Company adopted the liquidation basis of accounting for all periods beginning after September 30, 2002. On September 30, 2002, in accordance with the liquidation basis of accounting, assets were adjusted to estimated net realizable value and liabilities were adjusted to estimated settlement amounts, including estimated costs associated with carrying out the liquidation. The valuation of real estate held for sale is based on current contracts, estimates and other indications of sales value net of estimated selling costs. Actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated. Due to the uncertainty in timing of anticipated sales of property, no provision has been made for estimated future cash flows from property operations.

2.     COMPENSATION PLANS

         Compensation expense in connection with the Company's 401(k) retirement plan for the nine months ended September 30, 2002 was approximately $43,000.

         In June 2002, the Company granted 20,000 stock options with an exercise price of $3.60 per share to its president and chief executive officer, Jeffrey
D. Lewis under its Employee Option Plan.

Employment Contract

         In July 2002, the Company entered into an employment contract with its chief financial officer, Elliott J. Broderick through September 30, 2003, extendable at the Company's option for an additional twelve months. Pursuant to the agreement, Mr. Broderick received a signing/retention bonus of $285,000, will receive a guaranteed base salary during the term of the contract and is eligible to receive 1) a performance bonus up to 50% of base salary 2) an incentive option bonus of up to 50% of base salary, 3) a retention bonus of 5% of base salary for each month employed after shareholder approval of the Plan of Liquidation and 4) severance pay equal to the greater of $100,000 or the remaining balance due under the contract at the time of separation.

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

Severance and Retention Bonus Plan

         In conjunction with its recommendation to liquidate the Company, the Board of Directors approved a severance and retention bonus plan (the "Severance Plan") for its employees in July 2002. The Severance Plan became effective upon approval of the Plan of Liquidation by the shareholders in August 2002. With the exception of the chief executive officer and chief financial officer (both of whom have employment agreements), and employees working at the Northway Mall in Marshfield, Wisconsin, each regular employee whose employment is involuntarily terminated pursuant to the plan of liquidation will be eligible to participate in the Severance Plan unless the employee is terminated for cause.

         The Severance Plan divides eligible employees into two classes of participants: non-retained participants and retained participants. Upon the satisfaction of certain conditions described in the Severance Plan, the Company will pay over 36 months to each participant the lesser of 1) nine months of the participant's current annualized salary, or 2) the greater of a) two weeks of the participant's current annualized salary for each consecutive six-month period in which the participant has worked full time for the Company from the last date of hire until (i) the date of termination for non-retained participants or (ii) the date the participant was classified as a retained participant (the "Classification Date"), or b) six weeks of the participant's current annualized base salary.

         Additionally, under the Severance Plan retained participants will be entitled to receive a retention bonus over 36 months equal to the lesser of: 1) twelve months of the retained participant's annualized salary as of the Classification Date, or 2) the greater of (A) four months of the retained participant's annualized salary as of the Classification Date, or (B) 5% of the retained participant's annualized base salary as of the Classification Date for each full month the retained participant remains employed by the Company following such date.

3.       EARNINGS PER SHARE

         Earnings per share ("EPS") data were computed as follows (in thousands except per share amounts):



                                                                             THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                                SEPTEMBER 30,                     SEPTEMBER 30,
                                                                          ------------------------         ------------------------
                                                                            2002             2001            2002             2001
                                                                          -------          -------         -------          -------

Income (loss) from continuing operations                                  $(2,694)         $ 1,747         $(8,722)         $(2,124)
Income from discontinued operations                                         1,383              391           1,491            1,448
                                                                          -------          -------         -------          -------
Income (loss) before cumulative effect of
change in accounting principle                                             (1,311)           2,138          (7,231)            (676)

Cumulative effect of change in accounting principle                                                                            (450)
                                                                          -------          -------         -------          -------
Net income (loss)                                                         $(1,311)         $ 2,138         $(7,231)         $(1,126)
                                                                            =====            =====           =====            =====

Weighted Average Shares Outstanding
Basic                                                                       5,121            5,132           5,121            5,144
                                                                            =====            =====           =====            =====
Diluted                                                                     5,126            5,132           5,126            5,144
                                                                            =====            =====           =====            =====

Basic and Diluted EPS:
Income (loss) from continuing operations                                  $  (.53)         $   .34         $ (1.70)         $  (.41)
Income from discontinued operations                                           .27              .08             .29              .28

Cumulative effect of change in accounting principle                                                                            (.09)
                                                                          -------          -------         -------          -------

Net income (loss) per share                                               $  (.26)         $   .42         $ (1.41)         $  (.22)
                                                                             ====             ====            ====             ====


         Diluted EPS reflects the potential dilution of securities that could share in the earnings but does not include shares issuable upon conversion of securities that would have an antidilutive effect on earnings per share.

4.       MORTGAGES

         In January 2002 the Company received an additional draw of $1.9 million on its loan with Oaktree CF Lender, L.L.C., an affiliate of Cohen Financial, bringing the then outstanding balance to approximately $9.5 million. The loan was repaid in full in July 2002 in conjunction with the sale of Pine Ridge Plaza Shopping Center in Lawrence, Kansas which served as collateral for the loan.

         In September 2002 the Company reached an agreement to extend and modify its line of credit with Bank One. The agreement extends the maturity date to October 25, 2003, reduces the maximum borrowing to $1,822,806 and eliminated certain financial covenants. There were no outstanding borrowings on the line as of September 30, 2002.

         As of September 30, 2002 the Company was in arrears approximately $740,000 on its UDAG Loan with the City of Chicago, collateralized by a junior mortgage on Bricktown Square Shopping Center in Chicago, Illinois. On November 6, 2002, the City Council of Chicago approved a settlement agreement with the Company in full and complete satisfaction of the UDAG Loan. Terms of the agreement include a payment of $1.0 million by the Company and a provision to ensure that any subsequent transfer of the property by the Company would not be exempt from the City's municipal transfer tax. Upon payment of the settlement amount the City will release its claim to any additional principal or interest due under the UDAG Loan and will release its lien on the property. The Company has adjusted its liability for the UDAG Loan and accrued interest at September 30, 2002 to the settlement amount in the Statement of Net Assets in Liquidation (Liquidation Basis) but has made no adjustment to the financial statements presented under the Going Concern Basis for the settlement. The Company paid the settlement amount in November 2002.

         On August 9, 2002 the Company satisfied its $58 million Securitized Mortgage Loan out of proceeds of the sale of properties and three separate refinancings. Details of the new loans are as follows:


                                            RECOURSE (R)                           INTEREST          MATURITY       PRINCIPAL
LENDER              COLLATERAL              NON-RECOURSE (N)       TERM            RATE               DATE          AMOUNT
------              ----------              ----------------       ----            ----               ----          ------
                                                                                                                    (thousands)
Cohen Financial     5 Kmart anchored        R                      12 months       LIBOR+            9/03           $  9,100
                    shopping centers                                               3.5% (7% floor)

Salomon Bros.       4 Wal-Mart anchored     N (1)                  6 months,       LIBOR+            2/03           $ 23,000
Realty Corp.        shopping centers,                              with a 6        2.50%
                    Clinton Pointe                                 month
                    Shopping                                       extension
                    Center                                         option

JDI Loans LLC       8 Kmart anchored        R                      12 months       Prime+ 7.25%      8/03           $13,500 (2)
                    shopping centers,                                              (11% floor, 13%
                    Columbus, IN,                                                  cap)
                    Fairview Heights, IL




     (1) Contains customary carve-out provisions that are recourse to the Company including fraud, misappropriation and misapplication of funds.

     (2) A $750,000 principal payment was made on this loan prior to September 30, 2002

5.       PROPERTY TRANSACTIONS, CLASSIFICATIONS AND IMPAIRMENTS

         During the nine months ended September 30, 2002 the Company disposed of the following properties:


                                                            GROSS                                  NET
                                                           LEASABLE                             PROCEEDS
             DISPOSITION                                     AREA                              AFTER DEBT
                 DATE         PROPERTY        LOCATION     (SQ. FT.)       CONTRACT PRICE       REPAYMENT
                 ----         --------        --------     ---------       --------------       ---------
                                                                           (IN THOUSANDS)
            5/31/02          Kmart Plaza    Janesville,
                                            Wisconsin          104                    $ 1,300     $1,141
            7/16/02          Pine Ridge     Lawrence,
                             Plaza          Kansas             250                    $13,850     $3,153
            8/8/02           Sherwood       Springfield,
                             Plaza          Illinois           124        $5,700
                             South City     Wichita,
                             Center         Kansas             130         4,000
                             Kmart          Salina, Kansas      87         2,300
                             Kmart          Jefferson City,
                                            Missouri           124         2,800      $14,800     $13,600
                                                                           -----

         As of November 13, 2002, the following properties were under contract for sale:


        Property                                    Location                                                 Contract Price
        --------                                    --------                                                 --------------
                                                                                                               (thousands)
Orchard-14 Shopping Center                   Farmington Hills, Michigan                                                 $6,200
Former Kmart                                 Forestville, Maryland                                                       3,000
Former Stage/Staples Center                  Lincoln, Illinois                                   $1,185
Westlake Ace Hardware                        Arkansas City, Kansas                                  295
Big Lots                                     Emporia, Kansas                                        490
Westlake Ace Hardware                        Garden City, Kansas                                    295
Orscheln Farm & Home Supply                  Hays, Kansas                                           890
Former Food 4 Less                           Independence, Kansas                                   595                 $3,750
                                                                                                    ---

         The Company had previously entered into separate contracts for the sale of Bricktown Square in Chicago, Illinois, Clinton Pointe Shopping Center in Clinton Township, Michigan and seven Kmart anchored shopping centers, respectively. In each instance, the purchaser exercised its option to terminate the contract during the due diligence period.

         Under the provisions of Statement of Financial Accounting Standards
(SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which was adopted by the Company January 1, 2002, all dispositions and the results of operations of assets classified as held for sale, that meet certain criteria, will be reported as discontinued operations in the period in which they occur and prior periods will be restated to conform with the current presentation for comparison purposes.

         During the nine months ended September 30, 2002, the Company recorded an impairment of real estate in accordance with SFAS No. 144 of $6.697 million ($904,000 of which is in discontinued operations) reducing the carrying value of several properties. The impairment is based on management's conclusion that the cost basis of these assets will not be recovered over their intended holding periods through cash flows associated with future operations or sale. The conclusions regarding valuation are reflective of recent information provided in sales agreements, sales contract negotiations and actual or anticipated changes in tenancy including three leases rejected in bankruptcy by Kmart Corporation and anticipated closure of a store leased to Wal-Mart Corporation in Columbus, Indiana. Under SFAS No. 144, aggregate impairment losses are not reduced by unrealized appreciation of other assets. Under the liquidation basis of accounting all real estate assets are valued at their estimated realizable value less costs to dispose in the Statement of Net Assets in Liquidation.

         Total revenues from assets held for sale were $274,000 and $369,000 for the three months ended September 30, 2002, and 2001, respectively, and $1.002 million and $1.168 million for the nine months ended September 30, 2002 and 2001, respectively.

6. COMMITMENTS AND CONTINGENCIES

Litigation

         In September 2001 the Circuit Court in Oakland County, Michigan affirmed its previous decision granting summary disposition in favor of Anthony
S. Gramer, the former president and CEO of the Company, in litigation brought by Gramer seeking more than $1 million for breach of an employment agreement. The Company believes that the order was entered in error and has filed an appeal with the Michigan Court of Appeals.

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

         In October 2001, the Company posted a bond totaling approximately $1.573 million with the court representing maximum potential damages and anticipated interest should the Company be unsuccessful in its appeal. Requirements of the bond include an irrevocable letter of credit in the total amount of the bond. Terms of the letter of credit, which was issued by Bank One included a reduction in the available borrowing on the Company's line of credit in the principal amount of the letter.

 Environmental Issues

         Prospective buyers of the Company's properties have raised environmental questions on certain properties during the due diligence period of purchase contracts. The issues generally involve residual contamination from (1) underground storage tanks removed from the properties a number of years ago or
(2) solvents used by dry cleaner tenants. The Company is in the process, with assistance from its environmental consultants, of assessing the extent of contamination, the potential costs of any required remediation, and the viability of indemnification from third parties. While its assessment is still in the testing stages and is ongoing, evidence of contamination requiring remediation at certain properties has been discovered. The Company estimates that the total costs related to investigation, assessment and review of these issues and remediation of known contamination could be up to $3.1 million or more. The Company has recorded a liability of this amount at September 30, 2002 related to these costs.

7.       KMART BANKRUPTCY

         In January 2002, the Company's major tenant, Kmart Corporation, filed a voluntary petition for reorganization relief under Chapter 11 of the U.S. Bankruptcy Code. As part of its plan of reorganization, Kmart closed four of its stores owned by the Company in May 2002 and subsequently rejected the leases on three of these stores and assigned the tenant designation rights on its store in Madison, Wisconsin in June 2002. Total revenues from leases which were rejected by Kmart for these stores, which are located in Forestville, Maryland, Marshfield, Wisconsin and Topeka, Kansas, are approximately $1.1 million annually. Two of these properties have other in-line tenants that may be adversely affected by the closures. Kmart may also close additional stores in the future. In September 2002, Kmart assigned its lease in Madison, Wisconsin to Burlington Coat Factory.

         The Company has listed all its properties for sale including those affected by the lease rejections and currently has a contract for the sale of Forestville, Maryland. The Company is also attempting to re-lease the vacant Kmart spaces in Marshfield, Wisconsin and Topeka, Kansas. In addition, under the bankruptcy laws, a landlord is entitled to rejection damages within certain limitations. While the actual effect on future cash flows resulting from the store closures and lease rejections cannot be determined at this time, the Company anticipates that its cash flows will be materially affected by the revenues lost from the rejected leases over the short term and possibly longer.

8.       ESTIMATED LIQUIDATION COSTS

         Under the liquidation basis of accounting, the Company is required to estimate and record the costs associated with executing the plan of liquidation as a liability. These amounts can vary significantly due to, among other things, the timing and realized proceeds from property sales, the costs of retaining personnel, the costs of insurance, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with cessation of the Company's operations. These costs are estimates and are expected to be paid out over the liquidation period.

         The Company's Reserve for Estimated Liquidation Costs as of September 30, 2002 is detailed as follows:

                                                                      (thousands)
                  Severance, Retention and Bonus                        $1,810
                  Payroll and Personnel Costs                            2,790
                  Provision for State Taxes                                606
                  Professional Fees                                      1,380
                  Office and Administrative Expenses                       921
                                                                        ------
                  Total                                                 $7,507
                                                                        ======


9.       NET ASSETS IN LIQUIDATION

         The following is a reconciliation of Total Shareholders Equity under the Going Concern basis of accounting to Net Assets in Liquidation under the Liquidation basis of accounting as of September 30, 2002:



                                                                           (thousands)

                  Shareholders' Equity at September 30,
                  2002                                                      $ 12,685
                  Increase to reflect estimated net
                  realizable values of certain real estate
                  properties                                                  25,030
                  Increase to adjust UDAG loan and accrued
                  interest to settlement amount                                7,957
                  Decrease to reflect net realizable value of
                  assets and payment of contingent
                  liabilities                                                 (6,488)
                  Reserve for estimated costs during the
                  period of liquidation                                       (7,507)
                                                                            --------
                  Net Assets in Liquidation at September 30,
                  2002                                                      $ 31,677
                                                                            ========

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2002 to Three Months Ended September 30, 2001

         Total revenues from continuing operations decreased approximately $3.215 million from 2001. Minimum rents decreased approximately $195,000 due to the sale of 13 properties executed between July 2001 and September 2002 offset by rents received on the re-lease of a vacant space at Bricktown Square, Chicago, Illinois and the reclassification of revenue from assets held for sale as required under Statement of Financial Accounting Standards (SFAS) No. 144 to discontinued operations, as discussed below. Percentage rents decreased $132,000 due to the timing of receipts from tenants. A gain on the sale of real estate of $2.840 million was recorded in the three months ended September 2001.

         Total operating expenses from continuing operations increased approximately $1.481 million from 2001 to 2002. Other operating expenses increased approximately $1.530 million due to a provision for environmental investigation and remediation costs at several properties. Real estate taxes increased $183,000 primarily due to taxes assumed by the Company resulting from the rejection in bankruptcy of three leases by Kmart Corporation.

         Under the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which was adopted by the Company January 1, 2002, all dispositions of properties and the results of operations of assets held for sale will be reported as discontinued operations in the period in which they occur and prior periods will be restated to conform with the current presentation for comparison purposes. Income from discontinued operations increased $992,000 primarily from the gain on the sale of properties offset by an increase in a provision for environmental costs recorded in September 2002. Also included in discontinued operations for the three months ended September 30, 2002 is an impairment of real estate in accordance with SFAS No. 144 of $114,000 reducing the carrying value of Emporia, Kansas based on a contract for sale of the property.

         Interest expense (including related amortization of deferred financing costs) decreased approximately $255,000 primarily due to the partial pay-down and refinance of the balance of the Securitized Mortgage Loan, the payoff of a line of credit in November 2001, and the reclassification of interest paid on a loan secured by Lawrence, Kansas to discontinued operations.

         Overall, net income decreased $3.449 million in 2002 primarily as a result of a decrease in revenues due to the sales of properties in 2001 and 2002, a provision for environmental liability expense, and an increase in impairment of real estate offset by overall lower interest expense.

Comparison of Nine Months Ended September 30, 2002 to Nine Months Ended September 30, 2001

         Total revenues from continuing operations decreased approximately $4.870 million from 2001. Minimum rents and recoveries from tenants decreased approximately $757,000 and $191,000, respectively, due to the sale of 13 properties executed between July 2001 and September 2002 offset by rents received on the re-lease of a vacant space at Bricktown Square, Chicago, Illinois and the reclassification of revenue pursuant to SFAS No. 144 to discontinued operations. Percentage rents decreased $172,000 due to the timing of receipts from tenants and lower Kmart sales at the Company's properties. Interest and other income decreased approximately $142,000 due to lower interest and lease termination income received in 2002. A gain on sale of real estate of $3.608 million was recorded on the sale of two properties in the third quarter of 2001.

         Total operating expenses from continuing operations increased approximately $3.182 million from 2001. Property operating and maintenance expense decreased $221,000 primarily due to the lower cost of snow removal and reclassification of expenses to discontinued operations. Other operating expenses increased approximately $1.816 million due to a provision for environmental investigation and remediation costs at several properties recorded in 2002. General and administrative decreased $70,000 due to lower legal and other professional fees offset by higher accounting fees and stock exchange listing fees. Depreciation and amortization expense decreased $357,000 due to the sale of properties in 2001 and the reclassification of assets under SFAS No. 144.

         During the nine months ended September 30, 2002, the Company recorded an impairment of real estate in accordance with SFAS No. 144 of $6.697 million ($904,000 of which is attributable to assets held for sale and is in discontinued operations) reducing the carrying value of several properties. The impairment is based on management's conclusion that the cost basis of these assets will not be recovered over their intended holding periods through cash flows associated with future operations or sale. The conclusions regarding valuation are reflective of recent information provided in sales agreements, sales contract negotiations and actual or anticipated changes in tenancy including three leases rejected in bankruptcy by Kmart Corporation and anticipated closure of a store leased to Wal-Mart Corporation in Columbus, Indiana.

         Under the provisions of Statement of Financial Accounting Standards
(SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which was adopted by the Company January 1, 2002, all dispositions of properties and the results of operations of assets held for sale will be reported as discontinued operations in the period in which they occur and prior periods will be restated to conform with the current presentation for comparison purposes. Income from discontinued operations increased $43,000 primarily due to the gain on the sale of properties offset by a decrease in net income of the assets held for sale primarily attributable to a provision for environmental costs recorded in 2002 and an increase in interest expense on a loan collateralized by Pine Ridge Plaza in Lawrence, Kansas.

         Interest expense (including related amortization of deferred financing costs) decreased approximately $1.454 million primarily due to the expiration of a rate floor agreement associated with the Securitized Mortgage Loan, payoff of a line of credit in November 2001 and the reclassification of interest paid on the Lawrence, Kansas loan to discontinued operations.

         As a result of the adoption of SFAS No. 133 in January 2001, which addresses accounting for derivative instruments and hedging activities, there was a cumulative effect of the change in accounting principle resulting in a reduction in net income of $450,000 in the first quarter of 2001.

         Overall, net loss increased $6.105 million in 2002 primarily as a result of a decrease in revenues due to the sales of properties in 2001, a provision for environmental liability expense recorded in 2002, and an increase in impairment of real estate offset by lower interest expense.

FUNDS FROM OPERATIONS AND RELATED INFORMATION

Management has historically considered Funds from Operations ("FFO") as defined by the National Association of Real Estate Investment Trusts (NAREIT) to be a relevant supplemental measure of the performance of equity real estate investment trusts (REITs) in general. Management also believes FFO is generally helpful to investors as a measure of the performance of an equity REIT because, along with cash flows from operating activities, financing activities, and investing activities, it provides investors with an understanding of the ability of a REIT to incur and service debt and make capital expenditures. However, because the Company is liquidating, its ability to incur additional indebtedness, make capital expenditures and finance new investments is no longer meaningful. Accordingly, the Company no longer believes that FFO is meaningful in understanding the performance of the Company and therefore no longer plans to report FFO.

CRITICAL ACCOUNTING POLICIES

Liquidation basis of accounting -- As a result of the adoption of the Plan of Liquidation and its approval by the Company's shareholders, the Company adopted the liquidation basis of accounting for all periods beginning after September 30, 2002. On September 30, 2002, In accordance with the liquidation basis of accounting, assets were adjusted to estimated net realizable value and liabilities were adjusted to estimated settlement amounts, including estimated costs associated with carrying out the liquidation. The valuation of real estate held for sale is based on current contracts, estimates and other indications of sales value net of estimated selling costs. Actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated. Due to the uncertainty in timing of anticipated sales of property, no provision has been made for estimated future cash flows from property operations.

LIQUIDITY AND CAPITAL RESOURCES

          Prior to approval by its shareholders in August 2002 of a plan of complete liquidation of the Company, cash flow from operations was the principal source of capital to fund the Company's ongoing operations. Efforts to increase cash flow over the past twelve months for repayment and retirement of impending debt maturities have centered on disposition of non-core assets and refinancing of unencumbered properties.

          The Company anticipates that its cash flow from operations and sales of property will be sufficient to fund its cash needs for payment of expenses during the liquidation period, capital expenditures, recurring debt service payments and repayment of debt maturities. The Company does not intend to make liquidating distributions to shareholders until all of its debts have been provided for unless required to do so in order to maintain its status as a real estate investment trust.

Developments and Redevelopments

         Consistent with its Plan of Liquidation discussed below the Company does not anticipate any further new developments or redevelopments.

Capital Expenditures

         The Company incurs capital expenditures in the ordinary course of business in order to maintain its properties. Such capital expenditures typically include roof, parking lot and other structural repairs, some of which are reimbursed by tenants. For the nine months ended September 30, 2002, the Company incurred $159,000 of capital expenditures. Approximately $267,000 is anticipated to be incurred by year-end 2002.

         In order to procure new tenants or renegotiate expiring leases with current tenants, the Company will provide inducements such as building allowances or space improvements and will pay leasing commissions to outside brokers in accordance with prevailing market conditions. The total cost of these expenditures in 2002 is estimated to be approximately $470,000 (of which $230,000 had been incurred in the nine months ended September 30, 2002). These expenditures are generally funded by operating cash flows.

Sources of Capital

         During the nine months ended September 30, 2002 the Company disposed of the following properties:


                                                               GROSS                              NET
                                                             LEASABLE                           PROCEEDS
            DISPOSITION                                        AREA                            AFTER DEBT
              DATE           PROPERTY        LOCATION        (SQ.FT.)       CONTRACT PRICE      REPAYMENT
              ----           --------        --------        --------       --------------      ---------
                                                                              (IN THOUSANDS)
            5/31/02          Kmart Plaza    Janesville,                              $ 1,300      $1,141
                                            Wisconsin          104
            7/16/02          Pine Ridge     Lawrence,                                $13,850      $3,153
                             Plaza          Kansas             250
            8/8/02           Sherwood       Springfield,                  $5,700
                             Plaza          Illinois           124
                             South City     Wichita,                       4,000
                             Center         Kansas             130
                             Kmart          Salina, Kansas      87         2,300
                             Kmart          Jefferson
                                            City, Missouri     124         2,800     $14,800     $13,600
                                                                           -----




         In conjunction with the sale of Pine Ridge Plaza, a $9.5 million loan with Oaktree CF Lender, L.L.C. was repaid.

         As of November 13, 2002, the following properties were under contract for sale:


         Property                                   Location                                                Contract Price
         --------                                   --------                                                --------------
                                                                                                               (thousands)
Orchard-14 Shopping Center                   Farmington Hills, Michigan                                            $6,200
Former Kmart                                 Forestville, Maryland                                                  3,000
Former Stage/Staples Center                  Lincoln, Illinois                                   $1,185
Westlake Ace Hardware                        Arkansas City, Kansas                                  295
Big Lots                                     Emporia, Kansas                                        490
Westlake Ace Hardware                        Garden City, Kansas                                    295
Orscheln Farm & Home Supply                  Hays, Kansas                                           890
Former Food 4 Less                           Independence, Kansas                                   595            $3,750
                                                                                                    ---


         The Company had previously entered into separate contracts for the sale of Bricktown Square in Chicago, Illinois, Clinton Pointe Shopping Center in Clinton Township, Michigan and seven Kmart anchored shopping centers, respectively. In each instance, the purchaser exercised its option to terminate the contract during the due diligence period.

Financings

         In September 2002 the Company reached an agreement to extend and modify its line of credit with Bank One. This agreement extends the maturity date to October 25, 2003, reduces the maximum borrowing to $1,822,806 and eliminates certain loan covenants. There were no outstanding borrowings on the line as of September 30, 2002.

         In January 2002 the Company received $1.9 million on its loan with Oaktree CF Lender, L.L.C., an affiliate of Cohen Financial, bringing the then outstanding loan balance to approximately $9.5 million. The loan was repaid in full in July 2002 in conjunction with the sale of Pine Ridge Plaza Shopping Center in Lawrence, Kansas which served as collateral for the loan.

As of September 30, 2002 the Company was in arrears approximately $740,000 on its UDAG Loan with the City of Chicago, collateralized by a junior mortgage on Bricktown Square in Chicago, Illinois. On November 6, 2002, the City Council of Chicago approved a settlement agreement with the Company in full and complete satisfaction of the UDAG Loan. Terms of the agreement include a payment of $1.0 million by the Company and a provision to ensure that any subsequent transfer of the property by the Company would not be exempt from the City's municipal transfer tax. The Company paid the settlement amount in November 2002.

         At September 30, 2002, the Company has outstanding $27 million aggregate principal of 8.5% Convertible Notes (the "Notes") which are collateralized by a senior position on Bricktown Square and are due in July 2003. The Company believes that the current value of Bricktown Square is substantially less than the balance due on the Notes. The Company anticipates repaying the Notes out of proceeds from the sale of or refinance of the property and several other currently unencumbered properties and available cash reserves.



         On August 9, 2002 the Company satisfied its $58 million Securitized Mortgage Loan out of proceeds of the sale of properties and three separate refinancings. Details of the new loans are as follows:


                                            RECOURSE (R)                           INTEREST          MATURITY       PRINCIPAL
LENDER              COLLATERAL              NON-RECOURSE (N)       TERM            RATE               DATE          AMOUNT
------              ----------              ----------------       ----            ----               ----          ------
                                                                                                                    (thousands)
Cohen Financial     5 Kmart anchored        R                      12 months       LIBOR+            9/03           $ 9,100
                    shopping centers                                               3.5% (7%
                                                                                   floor)

Salomon Bros.       4 Wal-Mart anchored     N (1)                  6 months,       LIBOR+            2/03            23,000
Realty Corp.        shopping centers,                              with a 6        2.50%
                    Clinton Pointe                                 month
                    Shopping                                       extension
                    Center                                         option

JDI Loans LLC       8 Kmart anchored        R                      12 months       Prime+ 7.25%      8/03            13,500 (2)
                    shopping centers,                                              (11% floor,
                    Columbus, IN,                                                  13% cap)
                    Fairview Heights,
                    IL


     (1) Contains customary carve-out provisions that are recourse to the Company including fraud, misappropriation and misapplication of funds
     (2) A $750,000 principal payment was made on this loan prior to September 30, 2002

Litigation

         In September 2001, the Circuit Court in Oakland County, Michigan affirmed its previous decision granting summary disposition in favor of Anthony
S. Gramer, the former president and CEO of the Company, in litigation brought by Gramer seeking more than $1 million for breach of an employment agreement. The Company believes that the order was entered in error and has filed an appeal with the Michigan Court of Appeals.

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

         In October 2001, the Company posted a bond totaling approximately $1.573 million with the court representing maximum potential damages and anticipated interest should the Company be unsuccessful in its appeal. Requirements of the bond include an irrevocable letter of credit in the total amount of the bond. Terms of the letter of credit issued by Bank One included a reduction in the available borrowing on the Company's line of credit in the principal amount of the letter.

Kmart Bankruptcy

         In January 2002, the Company's major tenant, Kmart Corporation, filed a voluntary petition for reorganization relief under Chapter 11 of the U.S. Bankruptcy Code. As part of its plan of reorganization, Kmart closed four of its stores owned by the Company in May 2002 and subsequently rejected the leases on three of these stores and assigned the tenant designation rights on its store in Madison, Wisconsin in June 2002. Total revenues from leases which were rejected by Kmart for these stores, which are located in Forestville, Maryland, Marshfield, Wisconsin and Topeka, Kansas, are approximately $1.1 million annually. Two of these properties have other in-line tenants that may be adversely affected by the closures. Kmart may also close additional stores in the future. In September 2002, Kmart assigned its lease in Madison, Wisconsin to Burlington Coat Factory.

         The Company has listed all its properties for sale including these affected by the lease rejections and currently has a contract for the sale of Forestville, Maryland. The Company is also attempting to re-lease the vacant Kmart spaces in Marshfield, Wisconsin and Topeka, Kansas. In addition, under the bankruptcy laws, a landlord is entitled to rejection damages within certain limitations. While the actual effect on future cash flows resulting from the store closures and lease rejections cannot be determined at this time, the Company anticipates that its cash flows will be materially affected by the revenues lost from the rejected leases over the short term and possibly longer.

Environmental Issues

         Prospective buyers of the Company's properties have raised environmental questions on certain properties during the due diligence period of purchase contracts. The issues generally involve residual contamination from (1) underground storage tanks removed from the properties a number of years ago or
(2) solvents used by dry cleaner tenants. The Company is in the process, with assistance from its environmental consultants, of assessing the extent of contamination, the potential costs of any required remediation, and the viability of indemnification from third parties. While its assessment is still in the testing stages and is ongoing, evidence of contamination requiring remediation at certain properties has been discovered. The Company estimates that the total costs related to investigation, assessment, review of these issues and remediation of known contamination could be up to $3.1 million or more. The Company has recorded a liability of this amount at September 30, 2002 related to these costs.

Plan Of Liquidation

         On March 19, 2002, the Company's Board of Directors voted to recommend a plan of complete liquidation of the Company (the "Plan of Liquidation") to shareholders at the 2002 annual meeting. The Plan of Liquidation was approved on August 28, 2002 and provides for the orderly sale of assets for cash or such other form of consideration as may be conveniently distributed to shareholders, payment of or establishing reserves for the payment of liabilities and expenses, distribution of net proceeds of the liquidation to common shareholders, and wind up of operations and dissolution of the company. The liquidation process is expected to take up to 24 months to complete, although it could take longer. In October 2002, the Company signed an exclusive sales listing agreement with CB Richard Ellis, Inc. a leading national real estate brokerage firm, for substantially all of its real estate assets.

         As a result of the approval of the Plan of Liquidation by the Company's shareholders, the Company adopted the liquidation basis of accounting for all periods beginning after September 30, 2002. On September 30, 2002, in accordance with the liquidation basis of accounting, assets were adjusted to estimated net realizable value and liabilities were adjusted to estimated settlement amounts, including estimated costs associated with carrying out the liquidation. The valuation of real estate held for sale is based on current contracts, estimates and other indications of sales value net of estimated selling costs. Actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated.

         Under the liquidation basis of accounting, the Company is required to estimate and record the costs associated with executing the plan of liquidation as a liability. These amounts can vary significantly due to, among other things, the timing and realized proceeds from property sales, the costs of retaining personnel, the costs of insurance, the timing and amounts associated with discharging known and contingent liabilities and the costs associated with cessation of the Company's operations. These costs are estimates and are expected to be paid out over the liquidation period.

         The Company's Reserve for Estimated Liquidation Costs as of September 30, 2002 is detailed as follows:

                                                                                (thousands)
                   Severance, Retention and Bonus                                 $1,810
                   Payroll and Personnel Costs                                     2,790
                   Provision for State Taxes                                         606
                   Professional Fees                                               1,380
                   Office and Administrative Expenses                                921
                                                                                  ------
                   Total                                                          $7,507
                                                                                  ======



         In conjunction with the Plan of Liquidation, the Board of Directors approved a severance and retention bonus plan (the "Severance Plan") for its employees in July 2002. The Severance Plan became effective upon approval of the Plan of Liquidation by the shareholders in August 2002. With the exception of the chief executive officer and chief financial officer (both of whom have employment agreements), and employees working at the Northway Mall in Marshfield, Wisconsin, each regular employee whose employment is involuntarily terminated pursuant to the plan of liquidation will be eligible to participate in the Severance Plan unless the employee is terminated for cause.

         The Severance Plan divides eligible employees into two classes of participants: non-retained participants and retained participants. Upon the satisfaction of certain conditions described in the Severance Plan, the Company will pay over 36 months to each participant the lesser of 1) nine months of the participant's current annualized salary, or 2) the greater of a) two weeks of the participant's current annualized salary for each consecutive six-month period in which the participant has worked full time for the Company from the last date of hire until (i) the date of termination for non-retained participants or (ii) the date the participant was classified as a retained participant (the "Classification Date"), or b) six weeks of the participant's current annualized base salary.

         Additionally, under the Severance Plan retained participants will be entitled to receive a retention bonus over 36 months equal to the lesser of: 1) twelve months of the retained participant's annualized salary as of the Classification Date, or 2) the greater of (A) four months of the retained participant's annualized salary as of the Classification Date, or (B) 5% of the retained participant's annualized base salary as of the Classification Date for each full month the retained participant remains employed by the Company following such date.

Employment Contract

         In July 2002, the Company entered into an employment contract with its chief financial officer, Elliott J. Broderick through September 30, 2003, extendable at the Company's option for an additional twelve months. Pursuant to the agreement, Mr. Broderick received a signing/retention bonus of $285,000, will receive a guaranteed base salary during the term of the contract and is eligible to receive 1) a performance bonus up to

50% of base salary 2) an incentive option bonus of up to 50% of base salary, 3) a retention bonus of 5% of base salary for each month employed after shareholder approval of a plan of liquidation and 4) severance pay equal to the greater of $100,000 or the remaining balance due under the contract at the time of separation.

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

         Key factors that could cause actual results to differ materially include the duration of the liquidation process, the costs of liquidation, the Company's ability to retire or refinance its other indebtedness as it comes due, the Company's success in selling assets, including Bricktown Square, economic downturns, bankruptcies and other financial difficulties of tenants, including the ultimate disposition of lease agreements with Kmart Corporation, leasing activities, the outcome of the litigation filed by the Company's former president, the cost of addressing environmental concerns, and other risks associated with the commercial real estate business, and as detailed in the Management's Discussion and Analysis of Financial Condition and Results of Operations.

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



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company has exposure to interest rate risk on its debt obligations and interest rate instruments. Based on the Company's outstanding variable rate debt at September 30, 2002, a one percent increase or decrease in interest rates would decrease or increase, respectively, the Company earnings and cash flows by approximately $452,000 on an annualized basis.

ITEM 4.  CONTROLS AND PROCEDURES

         Under the supervision and with the participation of the Company's management, including the Company's principal executive officer and principal financial officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 90 days of the filing date of this report. Based on such evaluation, the Company's principal executive officer and principal accounting officer have concluded that the Company's disclosure controls and procedures are effective.

         There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced above."

                          MALAN REALTY INVESTORS, INC.

PART II - OTHER INFORMATION

Item 1:  Legal Proceedings

         See "Litigation" under Liquidity and Capital Resources in Management's Discussion and Analysis of Financial Conditions and Results of Operations

Item 2:  Changes in Securities

         NONE

Item 3:  Defaults Upon Senior Securities

         NONE

Item 4:  Submission of Matters to a Vote of Security Holders

         The following matters were submitted to a vote of the security holders of the Company at its Annual Meeting of Shareholders held on August 28, 2002

                                                               Votes For                Votes Against                 Abstain
                                                               ---------                -------------                 -------
         (a) Approval of the                                   3,021,959                   197,562                     41,565
         Plan of Liquidation

         (b) Election of
         Directors                      Nominees               Votes For               Votes Withheld
                                        --------               ---------               --------------
                                     Jeffrey D. Lewis          4,653,432                   345,029
                                     Paul Gray II              4,653,432                   345,029
                                     Jill Holup                4,653,432                   345,029
                                     John P. Kramer            4,653,432                   345,029
                                     Edward J.
                                     Russell III               4,653,432                   345,029


Item 5:  Other Information

         NONE

Item 6:  Exhibits and Reports on Form 8-K

         a)   Exhibit Index:


              99.1    Written Statement of the Chief Executive Officer    Filed with this document

              99.2    Written Statement of the Chief Financial Officer    Filed with this document

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

MALAN REALTY INVESTORS, INC.



By: /s/ Jeffrey D. Lewis
   --------------------------------------
         Jeffrey D. Lewis
         Chief Executive Officer




By: /s/ Elliott J. Broderick
    ------------------------------------
         Elliott J. Broderick
         Chief Financial Officer (principal accounting officer)




Dated: November 14, 2002

CERTIFICATIONS

I, JEFFREY D. LEWIS, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Malan Realty Investors, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002


                                                     /s/ Jeffrey D. Lewis
                                                     -----------------------
                                                     Jeffrey D. Lewis
                                                     Chief Executive Officer

CERTIFICATIONS


I, ELLIOTT J. BRODERICK, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Malan Realty Investors, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002


                                                  /s/ Elliott J. Broderick
                                                  ------------------------------
                                                  Elliott J. Broderick
                                                  Chief Financial Officer
                                                  (principal accounting officer)

                                  EXHIBIT INDEX


         EXHIBIT NO.       DESCRIPTION


         EX-99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         EX-99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002