Form 10-K
period 2002-12-31
MALAN REALTY INVESTORS INC
filed 2003-03-31
CIK 914735

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this
Form 10-K.  YES [X]   NO [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  YES [ ]   NO [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $24,618,000 (computed on the basis of $5.41 per share), which was the last sale price on the New York Stock Exchange on June 28, 2002. (For this computation, the Registrant has excluded the market value of all shares of its Common Stock reported as beneficially owned by executive officers and directors of the Registrant; such exclusion shall not be deemed to constitute admission that any such person is an "affiliate" of the Registrant.)

     As of March 21, 2003, 5,121,370 shares of Common Stock, Par Value $0.01 Per Share, and $42,593,000 aggregate principal 9 1/2% Convertible Subordinated Debentures due 2004, were outstanding.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                          PAGE NO.
                                                                          --------
                                       PART I
Item 1.     Business....................................................      2
Item 2.     Properties..................................................      3
Item 3.     Legal Proceedings...........................................      5
Item 4.     Submission of Matters to a Vote of Security Holders.........      6
                                      PART II
Item 5.     Market for Registrant's Common Stock and Related Stockholder
            Matters.....................................................      6
Item 6.     Selected Financial Data.....................................      8
Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................      9
Item 8.     Consolidated Financial Statements and Supplementary Data....     18
Item 9.     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure....................................     43
                                      PART III
Item 10.    Directors and Executive Officers of the Registrant..........     43
Item 11.    Executive Compensation......................................     43
Item 12.    Security Ownership of Beneficial Owners and Management and
            Related Stockholder Matters.................................     43
Item 13.    Certain Relationships and Related Transactions..............     43
Item 14.    Controls and Procedures.....................................     43
                                      PART IV
Item 15.    Exhibits, Consolidated Financial Statement Schedules, and
            Reports on Form 8-K.........................................     43
            Signatures..................................................     45

                                     PART I

ITEM 1. BUSINESS

     Malan Realty Investors, Inc. (the "Company") is a self-administered and self-managed real estate investment trust ("REIT") engaged in the ownership, management and leasing of commercial retail properties. Prior to December 2001, the Company was also engaged in acquisition, development and redevelopment of such properties. The Company's operating units are comprised of approximately 47 community shopping centers, free-standing retail stores and theater complexes. All financial results are aggregated into one operating segment since the properties have similar economic characteristics. The Company also manages properties owned by unrelated third parties on a limited basis.

     The Company's major tenants include Kmart Corporation ("Kmart") and Wal-Mart Corporation ("Wal-Mart") as well as other national retailers and theater operators. In 2002, Kmart and Wal-Mart accounted for approximately 20.9% and 5.9%, respectively, of the Company's total revenues and 34.5% and 10.4%, respectively, of its gross leasable area ("GLA") at December 31, 2002. Total GLA was approximately 4.4 million square feet as of December 31, 2002.

     In January 2002, Kmart filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. At that time, the Company had a total of 27 stores under lease to Kmart. As part of its program to close unprofitable stores, Kmart subsequently closed four of its stores owned by the Company, rejecting three of the leases and assuming and assigning the lease of a fourth to an independent third party. In January 2003, Kmart announced the closing of another store owned by the Company. A request by Kmart to extend the statutory period for assuming or rejecting the lease on this store is currently pending with the bankruptcy court. Kmart has stated publicly that they expect confirmation of their plan of reorganization sometime in April 2003. Prior to confirmation, Kmart could reject leases on other stores owned by the Company, but have indicated in court filings that leases of those stores that are not slated for closure will likely be assumed. As of December 31, 2002, the company has 16 stores leased to Kmart with an annual average base rent of $2.75 per square foot.

     As a result of several factors, including the over-leverage of the Company's largest property, Bricktown Square, the Kmart bankruptcy and substantial debt maturities over the next several years, the Company's Board of Directors (the "Board") voted in March 2002, to recommend a plan of complete liquidation (the "Plan of Liquidation") to shareholders at the 2002 annual meeting. The Plan of Liquidation was approved in August 2002 and provides for the orderly sale of assets for cash or such other form of consideration as may be conveniently distributed to shareholders, payment of or establishing reserves for the payment of liabilities and expenses, distribution of net proceeds of the liquidation to common shareholders, and wind up of operations and dissolution of the company. The liquidation process is expected to take up to 24 months to complete, although it could take longer.

     During 2002, the Company sold six properties prior to adoption of the Plan of Liquidation in connection with its previous plan to reduce outstanding debt obligations through asset sales. An additional five properties were sold subsequently in conjunction with the Plan of Liquidation. Total proceeds on 2002 property sales were $32.81 million. Through March 21, 2003, the Company had entered into contracts for the sale of four additional properties at prices totaling $12.95 million and had signed letters of intent for the sale of twelve other properties at contract prices totaling $50.45 million. The Company also has one property under an option for sale expiring November 2003 at a price of $900,000.

     The Company is currently taxed as a REIT under Section 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). As a REIT, the Company generally is not subject to federal income taxes to the extent it distributes at least 90% of its real estate investment trust taxable income (as defined in the Code) to its shareholders. In order to maintain its status as an REIT, the Company will be required to make a distribution of its 2002 federal taxable income to its shareholders during 2003. The distribution must be declared prior to September 15, 2003 and must be payable prior to January 1, 2004 and before any distributions of 2003 taxable income can be made. The Board intends to distribute 100% of 2002 taxable income, which management currently estimates to be approximately $3.3 million.

     The Company presently has 19 full-time employees and believes that its relationship with its employees is good.

ITEM 2. PROPERTIES

                                          OWNERSHIP                                  GROSS
                                          INTEREST           YEAR                   LEASABLE     PERCENT
                                         (EXPIRATION      DEVELOPED/  LAND AREA    AREA (GLA)    LEASED
             PROPERTY                  INCL. OPTIONS)     RENOVATED    (ACRES)    (SQ. FT.)(A)   OF GLA
             --------                  --------------     ----------  ---------   ------------   -------
ILLINOIS(15)
Bricktown Square, Chicago, IL                Fee          1987/1989     26.00        306,009       94%
Wal-Mart Plaza, Champaign, IL                Fee             1994        1.00         11,458       90%
Kmart Chicago, IL                            Fee             1977        8.51         96,268      100%
Wal-Mart Plaza, Decatur, IL                  Fee          1992/1999      5.95         45,114      100%
Fairview Heights, IL(C)              Ground Lease (2051)  1976/1992     12.65         96,268      100%
Kmart Franklin Park, IL                      Fee             1975        9.84         96,268      100%
Wal-Mart Plaza, Jacksonville, IL             Fee             1995        6.89         52,726       84%
Kmart Lansing, IL                            Fee          1976/1992     10.48         96,268      100%
Kmart Loves Park, IL                 Ground Lease (2026)  1971/1991     12.50        106,084      100%
Cinemark Theatre, Melrose Park, IL   Ground Lease (2048)  1973/2000     10.90         69,313      100%
Tinseltown 17, North Aurora, IL              Fee          1967/1998     11.36         60,560      100%
Kmart Rockford, IL                           Fee          1971/1991     10.70        110,471      100%
Woodriver Plaza, Woodriver, IL               Fee             1987       19.40        147,470      100%

INDIANA(8)
Cedar Square, Crawfordsville, IN             Fee          1991/1996     11.32         25,750       65%
Clifty Crossing, Columbus, IN                Fee             1989       19.90        190,919       96%
Wal-Mart Plaza, Decatur, IN                  Fee          1994/1997      5.80         36,300       94%
Wal-Mart Plaza, Huntington, IN               Fee             1995        1.00         12,485      100%
Broadway Center, Merrillville, IN            Fee          1974/1997     19.89        177,692       92%
Flatrock Village, Rushville, IN              Fee             1988       14.00         73,608       96%
Kmart Valparaiso, IN                 Ground Lease (2050)  1974/1990      9.61         93,592      100%
Cherry Tree Plaza, Washington, IN            Fee             1988       20.60        143,682       99%

KANSAS(5)(E)
Wal-Mart Plaza, Chanute, KS                  Fee             1995        1.00         15,447       84%
Wal-Mart Plaza, El Dorado, KS                Fee             1996        1.70         20,000       72%
Orscheln Farm Supply, Hays, KS               Fee             1977        4.96         40,050      100%
Southwind Theater, Lawrence, KS              Fee             1997        7.89         42,497      100%
Topeka, KS                                   Fee          1974/2000     13.93        108,960       23%

MARYLAND(1)
Forestville, MD(C)                           Fee             1979        8.00         84,180        0%


                                              ANCHOR TENANTS
                                            (LEASE EXPIRATION/
             PROPERTY                       OPTION EXPIRATION)
             --------                       ------------------
ILLINOIS(15)
Bricktown Square, Chicago, IL             Toys "R" Us (2013/2038)
                                          Kids "R" Us (2014/2039)
                                           Marshall's(2005/2015)
                                           Sportmart(2003/2018)
                                        Frank's Nursery(2009/2029)
                                        Capital Fitness (2017/2032)
Wal-Mart Plaza, Champaign, IL            Wal-Mart(B)/Sam's Club(B)
Kmart Chicago, IL                            Kmart (2011/2061)
Wal-Mart Plaza, Decatur, IL                    Wal-Mart (B)
Fairview Heights, IL(C)                     Rubloff Development
                                              (2006/2051)(D)
Kmart Franklin Park, IL                      Kmart (2011/2061)
Wal-Mart Plaza, Jacksonville, IL       Wal-Mart(B)/Country Market(B)
Kmart Lansing, IL                            Kmart (2011/2061)
Kmart Loves Park, IL                         Kmart (2011/2026)
Cinemark Theatre, Melrose Park, IL       Cinemark USA (2019/2034)
Tinseltown 17, North Aurora, IL          Cinemark USA (2018/2033)
Kmart Rockford, IL                           Kmart (2011/2061)
Woodriver Plaza, Woodriver, IL             Wal-Mart (2007/2037)

INDIANA(8)
Cedar Square, Crawfordsville, IN                Wal-Mart(B)
Clifty Crossing, Columbus, IN              Wal-Mart (2009/2039)
                                          Jay C Foods (2009/2034)
Wal-Mart Plaza, Decatur, IN                     Wal-Mart(B)
Wal-Mart Plaza, Huntington, IN                  Wal-Mart(B)
Broadway Center, Merrillville, IN            Kmart (2011/2061)
Flatrock Village, Rushville, IN            Wal-Mart (2008/2038)
Kmart Valparaiso, IN                         Kmart (2011/2050)
Cherry Tree Plaza, Washington, IN          Wal-Mart (2008/2038)
                                          Jay C Foods (2008/2033)

KANSAS(5)(E)
Wal-Mart Plaza, Chanute, KS                     Wal-Mart(B)
Wal-Mart Plaza, El Dorado, KS                   Wal-Mart(B)
Orscheln Farm Supply, Hays, KS       Orscheln Farm Supply (2004/2014)
Southwind Theater, Lawrence, KS       Hollywood Theaters (2017/2027)
Topeka, KS                              Harbor Freight (2005/2025)

MARYLAND(1)
Forestville, MD(C)                                  (F)

                                          OWNERSHIP                                  GROSS
                                          INTEREST           YEAR                   LEASABLE     PERCENT
                                         (EXPIRATION      DEVELOPED/  LAND AREA    AREA (GLA)    LEASED
             PROPERTY                  INCL. OPTIONS)     RENOVATED    (ACRES)    (SQ. FT.)(A)   OF GLA
             --------                  --------------     ----------  ---------   ------------   -------

MICHIGAN(7)(G)
Wal-Mart Plaza, Benton Harbor, MI            Fee             1995        1.30         14,280       92%
Orchard-14 Shopping Center                   Fee             1973       11.49        139,670       73%
 Farmington Hills, MI(C)
Clinton Pointe Shopping Center,              Fee             1992       11.72        135,330       97%
 Clinton Township, MI
The Shops at Fairlane Meadows,               Fee             1987       17.73        137,508       92%
 Dearborn, MI
Wal-Mart Plaza, Owosso, MI                   Fee          1993/1996     10.00         62,379       76%
Wal-Mart Plaza, Sturgis, MI                  Fee             1994        1.00         12,000      100%
Westland Shopping Center,                    Fee             1996        6.99         85,000       78%
 Westland, MI

MINNESOTA(1)
Wal-Mart Plaza, Little Falls, MN             Fee             1996        1.00         12,456      100%

MISSOURI(3)
Kmart Cape Girardeau, MO                     Fee          1974/1991      5.68         79,856      100%
Prairie View Plaza,                  Ground Lease (2050)  1975/1992      3.24        104,440      100%
 Kansas City, MO
Kmart Plaza, Springfield, MO                 Fee          1978/1991      7.41         98,878      100%

OHIO(2)
Wal-Mart Plaza, Mansfield, OH                Fee          1993/1998      3.90         55,316       88%
Shannon Station, Van Wert, OH                Fee             1989       20.20        145,607       99%

WISCONSIN(7)
Kmart Plaza, Ft. Atkinson, WI                Fee             1979        8.90         88,608       69%
Country Fair Shopping Center,                Fee          1960/1991     10.50        152,166       94%
 Hales Corners, WI
Kmart Plaza, Kenosha, WI                     Fee          1973/1994      9.95        119,726      100%
Westland Plaza, Madison, WI                  Fee          1978/1992     12.40        122,534       98%
Northway Mall, Marshfield, WI        Ground Lease (2022)  1978/1994     21.63        287,267       96%
Kmart Milwaukee, WI                          Fee             1971       11.23        117,791      100%
Kmart Oshkosh, WI(C)                         Fee          1968/1992     10.00        104,000      100%
                                                                                   ---------
   TOTAL                                                                           4,434,251
                                                                                   =========


                                              ANCHOR TENANTS
                                            (LEASE EXPIRATION/
             PROPERTY                       OPTION EXPIRATION)
             --------                       ------------------

MICHIGAN(7)(G)
Wal-Mart Plaza, Benton Harbor, MI          Wal-Mart(B)/Lowe's(B)
Orchard-14 Shopping Center                   Kmart (2011/2061)
 Farmington Hills, MI(C)
Clinton Pointe Shopping Center,           Office Max (2007/2017)
 Clinton Township, MI                  Sports Authority (2017/2067)
                                                 Target(B)
The Shops at Fairlane Meadows,             Best Buy (2009/2024)
 Dearborn, MI                             Kids "R" Us (2003/2018)
                                                 Target(B)
                                                Mervyn's(B)
Wal-Mart Plaza, Owosso, MI                      Wal-Mart(B)
Wal-Mart Plaza, Sturgis, MI                     Wal-Mart(B)
Westland Shopping Center,            Dick's Sporting Goods (2011/2026)
 Westland, MI

MINNESOTA(1)
Wal-Mart Plaza, Little Falls, MN                Wal-Mart(B)

MISSOURI(3)
Kmart Cape Girardeau, MO                     Kmart (2011/2061)
Prairie View Plaza,                          Kmart (2011/2050)
 Kansas City, MO
Kmart Plaza, Springfield, MO                 Kmart (2011/2061)

OHIO(2)
Wal-Mart Plaza, Mansfield, OH                   Wal-Mart(B)
Shannon Station, Van Wert, OH              Wal-Mart (2009/2039)
                                           Roundy's (2010/2030)

WISCONSIN(7)
Kmart Plaza, Ft. Atkinson, WI                Kmart (2004/2054)
Country Fair Shopping Center,                Kmart (2011/2061)
 Hales Corners, WI
Kmart Plaza, Kenosha, WI                     Kmart (2011/2061)
Westland Plaza, Madison, WI               Burlington Coat Factory
                                                (2003/2053)
Northway Mall, Marshfield, WI              JC Penney (2004/2019)
                                           Younkers (2004/2019)
Kmart Milwaukee, WI                          Kmart (2011/2061)
Kmart Oshkosh, WI(C)                         Kmart (2003/2038)
   TOTAL

-------------------------
(A) Includes only Company owned square footage.

(B) These stores and the underlying pads are owned and managed by third parties not related to the Company.

(C) Property currently under contract for sale.

(D) Rubloff Development subleases this property to Hobby Lobby.

(E) The Company also owns approximately 4.2 acres of vacant land in Lawrence, KS.

(F) This property is currently vacant.

(G) In addition to the operating properties listed, the Company leases approximately 6,200 square feet of office space for its headquarters in Bingham Farms, Michigan.

TENANT LEASE EXPIRATIONS AND RENEWALS

     The following table shows tenant lease expirations for the next ten years at the Company's properties, assuming that none of the tenants exercise any of their renewal options:

                                                                                                               PERCENTAGE OF
                                                                                             PERCENTAGE OF      TOTAL BASE
                                                         ANNUALIZED        AVERAGE BASE        TOTAL GLA      RENTAL REVENUES
                          NO. OF      APPROXIMATE        BASE RENT       RENT PER SQ. FT.     REPRESENTED       REPRESENTED
     EXPIRATION           LEASES     LEASE AREA IN     UNDER EXPIRING     UNDER EXPIRING      BY EXPIRING       BY EXPIRING
        YEAR             EXPIRING     SQUARE FEET          LEASES             LEASES            LEASES            LEASES
     ----------          --------    -------------     --------------    ----------------    -------------    ---------------
                                     (IN THOUSANDS)    (IN THOUSANDS)
2003.................        51            221             $ 1,919            $ 8.67              5.0%               7.3%
2004.................        80            405               2,883              7.12              9.1               11.0
2005.................        54            199               2,138             10.74              4.5                8.2
2006.................        49            257               1,556              6.06              5.8                6.0
2007.................        30            228               1,621              7.11              5.1                6.2
2008 - 2012..........        76          2,301              10,042              4.36             51.9               38.4
                            ---          -----             -------                               ----               ----
     TOTAL...........       340          3,611             $20,159            $ 5.58             81.4%              77.1%
                            ===          =====             =======            ======             ====               ====

Kmart Lease Information

     The following table shows information for leases with Kmart included in the above table:

                                                                                                               PERCENTAGE OF
                                                                                             PERCENTAGE OF      TOTAL BASE
                                                         ANNUALIZED        AVERAGE BASE        TOTAL GLA      RENTAL REVENUES
                          NO. OF      APPROXIMATE        BASE RENT       RENT PER SQ. FT.     REPRESENTED       REPRESENTED
     EXPIRATION           LEASES     LEASE AREA IN     UNDER EXPIRING     UNDER EXPIRING      BY EXPIRING       BY EXPIRING
        YEAR             EXPIRING     SQUARE FEET          LEASES             LEASES            LEASES            LEASES
     ----------          --------    -------------     --------------    ----------------    -------------    ---------------
                                     (IN THOUSANDS)    (IN THOUSANDS)
2004.................        1              56             $  166              $2.96              1.3%               0.6%
2008.................        1             104                161               1.55              2.3                0.6
2011.................       14           1,368              3,878               2.83             30.9               14.8
                            --           -----             ------                                ----               ----
     TOTAL...........       16           1,528             $4,205              $2.75             34.5%              16.0%
                            ==           =====             ======              =====             ====               ====

ITEM 3. LEGAL PROCEEDINGS

     In the ordinary course of business, the Company is involved in routine litigation, none of which is expected to have a material adverse effect on the results of operations, financial position or cash flows of the Company. The Company also is currently involved in a lawsuit filed on November 13, 2000 by Anthony S. Gramer, its former President and Chief Executive Officer, seeking more than $1 million for breach of an employment agreement. In May 2001 the Circuit Court in Oakland County, Michigan granted summary disposition in favor of Gramer. The Court upheld the decision in September 2001 ruling in Gramer's favor in a lump sum amount. The Company believes that the order was entered in error and has filed an appeal with the Michigan Court of Appeals.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is listed on the New York Stock Exchange under the symbol "MAL". As of March 21, 2003 the Company had approximately 159 shareholders of record. The following table sets forth, for the periods indicated, the high and low sales price as reported on the New York Stock Exchange, the dividends declared and paid by the Company per common share for each such period, and the income tax treatment of such distributions:

                                                                             ORDINARY     RETURN       CAPITAL
                                                                              TAXABLE       OF           GAIN
                  2001                        HIGH      LOW     DIVIDENDS    DIVIDENDS    CAPITAL    DISTRIBUTION
                  ----                        ----      ---     ---------    ---------    -------    ------------
First Quarter............................    $11.00    $8.90     $0.425         5.3%       44.1%         50.6%
Second Quarter...........................    $ 9.40    $7.60     $0.250         5.3        44.1          50.6
Third Quarter............................    $ 9.24    $7.90     $0.250         5.3        44.1          50.6
Fourth Quarter...........................    $ 7.97    $6.44     $0.250         5.3        44.1          50.6
                                                                ---------
                                                                 $1.175
                                                                =========
                  2002
                  ----
First Quarter............................    $ 6.65    $4.20         --          --          --            --
Second Quarter...........................    $ 5.77    $3.55         --          --          --            --
Third Quarter............................    $ 4.80    $3.92         --          --          --            --
Fourth Quarter...........................    $ 4.70    $3.95         --          --          --            --

     The Company paid regular quarterly distributions on its Common Stock to its shareholders of $.425 per share dating from July 1, 1994 through March 31, 2001 and $.25 per share from April 1 through December 31, 2001. In March 2002, the Company announced that it was suspending regular quarterly cash distributions to shareholders in conjunction with its proposed plan of liquidation.

     In order to maintain its status as an REIT, the Company will be required to make a distribution of its 2002 federal taxable income to its shareholders during 2003. The distribution must be declared prior to September 15, 2003 and must be payable prior to January 1, 2004 and before any distributions of 2003 taxable income can be made. The Board intends to distribute 100% of 2002 taxable income, which management currently estimates to be approximately $3.3 million.

     The following table sets forth information about the Company's equity compensation plans.

                      EQUITY COMPENSATION PLAN INFORMATION

                                          (A)                      (B)                           (C)
                                -----------------------    --------------------    -------------------------------
                                                                                   NUMBER OF SECURITIES REMAINING
                                NUMBER OF SECURITIES TO      WEIGHTED-AVERAGE       AVAILABLE FOR FUTURE ISSUANCE
                                BE ISSUED UPON EXERCISE     EXERCISE PRICE OF      UNDER EQUITY COMPENSATION PLANS
                                OF OUTSTANDING OPTIONS,    OUTSTANDING OPTIONS,         (EXCLUDING SECURITIES
       PLAN CATEGORY              WARRANTS AND RIGHTS      WARRANTS AND RIGHTS        REFLECTED IN COLUMN (A))
       -------------            -----------------------    --------------------    -------------------------------
Equity compensation plans
  approved by security
  holders
     Employee...............            247,156                  $10.942                       151,760
     Directors..............             10,000                  $ 9.403                        65,792
Equity compensation plans
  not approved by security
  holders...................                N/A                      N/A                           N/A
                                        -------                  -------                       -------
       Total................            257,156                  $ 10.88                       217,552
                                        =======                                                =======

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

                            SELECTED FINANCIAL DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                        SEPTEMBER 30,
                                                                                                        2002 THROUGH
                                                                                                        DECEMBER 31,
                                                                                                            2002
                                                                                                        -------------
STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION DATA(1):
Net Assets in liquidation, beginning of period......................................................       $31,677
Changes in net assets in liquidation................................................................        (5,247)
                                                                                                           -------
Net Assets in liquidation, end of period............................................................       $26,430
                                                                                                           =======

                                                                JANUARY 1
                                                                 THROUGH               YEAR ENDED DECEMBER 31,
                                                              SEPTEMBER 30,   -----------------------------------------
                                                                  2002          2001       2000       1999       1998
                                                              -------------     ----       ----       ----       ----
OPERATING DATA
Revenues
 Minimum rent...............................................    $ 17,493      $ 27,167   $ 28,093   $ 29,212   $ 26,765
 Percentage and overage rents...............................         633         1,365      1,498      1,261      1,175
 Recoveries from tenants....................................       6,697         9,775      9,938     10,380      9,627
 Interest and other income..................................         175           396        657        610        309
 Gain on sale of real estate................................                     3,830      3,158      1,602
                                                                --------      --------   --------   --------   --------
Total revenues..............................................      24,998        42,533     43,344     43,065     37,876
Operating expenses
 Property operating and maintenance.........................       2,061         3,116      3,044      2,945      2,719
 Other operating expenses...................................       3,151         1,840      2,021      1,740      1,606
 Real estate taxes..........................................       5,446         7,982      8,081      8,282      7,811
 General and administrative.................................       2,134         2,979      2,156      2,024      2,068
 Proxy contest and related costs............................                                3,200
 Depreciation and amortization..............................       3,668         6,440      6,368      5,994      5,309
 Impairment of real estate..................................       5,793        14,052        190                   431
                                                                --------      --------   --------   --------   --------
Total operating expenses....................................      22,253        36,409     25,060     20,985     19,944
                                                                --------      --------   --------   --------   --------
Operating income............................................       2,745         6,124     18,284     22,080     17,932
Interest expense............................................      11,467        17,650     17,719     17,550     16,770
                                                                --------      --------   --------   --------   --------
INCOME (LOSS) FROM CONTINUING OPERATIONS....................      (8,722)      (11,526)       565      4,530      1,162
DISCONTINUED OPERATIONS:
Income (loss) from properties sold or held for sale.........      (1,498)         (821)       359        923        875
Gain on sale of properties sold.............................       2,989
                                                                --------      --------   --------   --------   --------
INCOME (LOSS) FROM DISCONTINUED OPERATIONS..................       1,491          (821)       359        923        875
Income (loss) before extraordinary item and cumulative
 effect of change in accounting principle...................      (7,231)      (12,347)       924      5,453      2,037
Extraordinary item
 Loss on extinguishment of debt.............................                                  (93)      (289)      (191)
                                                                --------      --------   --------   --------   --------
Income (loss) before cumulative effect of change in
 accounting principle.......................................      (7,231)      (12,347)       831      5,164      1,846
Cumulative effect of change in accounting principle (2).....                      (450)                 (522)
                                                                --------      --------   --------   --------   --------
Net income (loss)...........................................    $ (7,231)     $(12,797)  $    831   $  4,642   $  1,846
                                                                ========      ========   ========   ========   ========
Basic and diluted earnings (loss) per share.................    $  (1.41)     $  (2.49)  $   0.16   $   0.90   $   0.41
                                                                ========      ========   ========   ========   ========
Weighted-average basic shares...............................       5,121         5,138      5,173      5,170      4,507
                                                                ========      ========   ========   ========   ========
Weighted-average diluted shares (3).........................       5,126         5,138      5,180      5,170      4,524
                                                                ========      ========   ========   ========   ========
OTHER DATA
Cash distributions declared per basic common share..........          --      $  1.175   $   1.70   $   1.70   $   1.70
                                                                ========      ========   ========   ========   ========
Total gross leasable area at period end.....................       4,434         5,455      5,921      6,038      6,209
                                                                ========      ========   ========   ========   ========
                                                                                    DECEMBER 31,
                                                                ----------------------------------------------------
                                                                  2002          2001       2000       1999       1998
                                                                  ----          ----       ----       ----       ----
BALANCE SHEET DATA
Real estate held for sale...................................    $191,802
Real estate, before accumulated depreciation................                  $248,053   $265,566   $267,117   $261,783
Total assets................................................     207,946       225,326    243,983    253,480    256,837
Mortgage indebtedness.......................................      91,330       120,390    125,011    126,601    122,279
Convertible debentures......................................      42,593        42,743     42,743     42,743     44,925
Convertible notes...........................................      27,000        27,000     27,000     27,000     27,000
Net assets in liquidation...................................      26,430
Shareholders' equity........................................                    19,915     39,084     47,141     51,237

-------------------------
(1) As a result of the shareholder approval of the Plan of Liquidation, the liquidation basis of accounting and financial statement presentation has been adopted beginning September 30, 2002.

(2) In 2001, the Company changed its method of accounting for derivative financial instruments in accordance with SFAS 133 "Accounting for Derivative Instruments and Hedging Activities." See Note 10 in the accompanying financial statements. In 1999, the Company changed its method of accounting for percentage rental revenue in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements."

(3) In accordance with Statement of Financial Accounting Standards, No. 128, "Earnings per Share", conversion of all of the debt securities would be antidilutive and as such are not included in the weighted average diluted shares reported above.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The following discussion should be read in conjunction with the "Selected Financial Data" and the Company's consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K. In August 2002, the Company's shareholders approved a complete plan of liquidation of the Company (See "Plan of Liquidation" below). As a result, the Company adopted the liquidation basis of accounting for a periods beginning after September 30, 2002. Accordingly, the Company ceased to record revenues and expenses after that date, and reports only the changes in Net Assets in Liquidation for the periods thereafter.

CHANGES IN NET ASSETS IN LIQUIDATION

September 30, 2002 to December 31, 2002

     Net Assets in Liquidation decreased $5.247 million from September 30, 2002 to December 31, 2002. Operating income including income from properties and interest expense on corporate and property specific debt was $1.317 million during the period. The fair value of real estate decreased $6.304 million due to changes in anticipated proceeds from future property sales based on current trends in the retail real estate market. The Company realized a net loss of $185,000 on the sale of five properties during the period. The reserve for estimated liquidation costs increased $75,000 primarily from changes in assumptions in personnel costs and professional fees.

RESULTS OF OPERATIONS

Comparison of the Period January 1 through September 30, 2002 to the Year Ended December 31, 2001

     The following discussion of results of operations from January 1 through September 30, 2002 compared to the year ended December 31, 2001 do not contain comparable periods; however such comparison is provided to present a discussion of general trends in the operating results of the Company.

     Total revenues from continuing operations decreased approximately $17.535 million from 2001. Minimum rents decreased approximately $9.674 million due to the sale of 13 properties executed between July 2001 and September 2002 offset by rents received on the re-lease of a vacant space at Bricktown Square, Chicago, Illinois and the reclassification of revenue from assets held for sale as required under Statement of Financial Accounting Standards (SFAS) No. 144 to discontinued operations, as discussed below. Percentage rents decreased $732,000 and recoveries from tenants decreased $3.078 million, also as a result of the property sales. A gain on the sale of real estate of $3.830 million was recorded for the year ended December 2001.

     Total operating expenses from continuing operations decreased approximately $14.156 million from December 31, 2001 to September 30, 2002. Other operating expenses increased approximately $1.311 million due to a provision for environmental investigation and remediation costs at several properties. Property operating and maintenance and real estate taxes decreased $1.055 million and $2.536 million, respectively, due to the sale of properties offset by an increase in taxes due to taxes assumed by the Company on leases rejected by Kmart Corporation in bankruptcy. Impairment of real estate decreased $8.259 million.

     Under the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which was adopted by the Company January 1, 2002, all dispositions of properties and the results of operations of assets held for sale will be reported as discontinued operations in the period in which they occur and prior periods will be restated to conform with the current presentation for comparison purposes. Income from discontinued operations increased $2.312 million primarily from the gain on the sale of properties offset by an increase in a provision for environmental costs recorded in September 2002 of $3.1 million. Also included in discontinued operations for the nine months ended September 30, 2002 is an impairment of real estate in accordance with SFAS No. 144 of $114,000 reducing the carrying value of Emporia, Kansas based on a contract for sale of the property.

     Interest expense (including related amortization of deferred financing costs) decreased approximately $6.183 million primarily due to the partial pay-down and refinance of the balance of the Securitized Mortgage

Loan, the payoff of a line of credit in November 2001 and the reclassification of interest paid on a loan secured by Lawrence, Kansas to discontinued operations.

     The cumulative effect of a change in accounting principle under SFAS No. 133 was a reduction in net income of $450,000 as of January 1, 2001.

     Overall, net loss decreased $5.566 million in the period ended 2002 primarily as a result of a decrease in impairment of real estate and interest expense offset by an increase in environmental investigation and remediation costs.

Comparison of Year Ended December 31, 2001 to Year Ended December 31, 2000

     The total gross leasable area ("GLA") of the Company decreased from approximately 5.921 million square feet at December 31, 2000 to approximately
5.455 million square feet at December 31, 2001 due to the sale of properties in 2001. The percentage of GLA leased at December 31, 2001 remained at 94% compared to December 31, 2000. Total revenue from continuing operations decreased $811,000 from 2000. Minimum rents and recoveries from tenants decreased $1.089 million primarily due to the closure of a theater tenant at Bricktown Square and the sale of six properties in 2001. Percentage and overage rents decreased $133,000 due to the receipt in 2000 of a one-time settlement of percentage rents offset by an overall increase in 2001 percentage rents from the Company's anchor tenants. Interest and other income decreased $261,000 primarily due to non-recurring lease termination income from tenants recognized in 2000. Net gains on the sale of real estate increased $672,000 in 2001.

     Total operating expenses from continuing operations increased $11.349 million in 2001. Property operating and maintenance expense increased $72,000 primarily due to the higher cost of snow removal and overall increases in utilities and insurance offset by decreases due to properties sold. Other operating expenses decreased $181,000 in 2001 primarily due to a state tax refund received in 2001 and a decrease in bad debt expense from 2000. Nonrecurring expenses included $3.2 million incurred in 2000 relating to a proxy contest and related expenses. Impairment of real estate increased approximately $13.862 million in 2001 due to a reduction in the carrying value in accordance with Statement of Financial Accounting Standards (SFAS) No. 121 of the Company's interests in twenty-seven assets. Under SFAS No. 121, aggregate impairment losses cannot be reduced by unrealized appreciation of other properties. General and administrative expenses increased $823,000 primarily due to (1) legal fees related to tenancy issues at Bricktown Square and ongoing litigation and (2) professional fees related to the development of and execution of the Company's strategic plan.

     Under the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which was adopted by the Company January 1, 2002, all dispositions of properties and the results of operations of assets held for sale will be reported as discontinued operations in the period in which they occur and prior periods will be restated to conform with the current presentation for comparison purposes. Income from discontinued operations decreased $1.180 million due to an impairment of real estate on four assets.

     Interest expense (including related amortization of deferred financing costs) decreased approximately $69,050 primarily due to a reduction in amortization of rate cap costs as a result of the adoption of SFAS No. 133, which addresses accounting for derivative instruments and hedging activities, and lower interest rates on the Company's variable rate financing offset by an increase in amortization of deferred financing costs on new financing. The cumulative effect of a change in accounting principle under SFAS No. 133 was a reduction in net income of $450,000 as of January 1, 2001.

     On a same-store basis, property-operating revenues, consisting of minimum and percentage rents and recoveries from tenants decreased approximately $377,000 from 2000 to 2001 due to an overall increase in tenant vacancies. Same-store property operating expenses, consisting of property operating and maintenance and real estate taxes increased approximately $283,000 as a result of increased snowplowing and increases in real estate taxes at several properties. Overall property net operating income decreased approximately $660,000 on a same-store basis from 2000.

     Overall, net income decreased $13.628 million resulting primarily from charges for impairment of real estate and the cumulative effect of a change in accounting principle and a decrease in rents due to a closure of a theater tenant and sales of properties offset by a decrease in costs related to a proxy contest and related expenses and an increase in net gains on sale of real estate.

CRITICAL ACCOUNTING POLICIES

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

LIQUIDITY AND CAPITAL RESOURCES

     Prior to approval by its shareholders in August 2002 of the Plan of Liquidation, cash flow from operations was the principal source of capital to fund the Company's ongoing operations. Efforts to increase cash flow over the past twelve months for repayment and retirement of impending debt maturities have centered on disposition of assets and refinancing of unencumbered properties.

     The Company anticipates that its cash flow from operations and sales of property will be sufficient to fund its cash needs for payment of expenses during the liquidation period, capital expenditures, recurring debt service payments and repayment of debt maturities. Because of differences between the timing of property sales and the maturity of certain debt obligations coming due in 2003, the Company may need to refinance some properties and/or request extensions of existing financing agreements or obtain back-up financing arrangements in order to meet debt maturities (see "Financings" below).

     The Company does not intend to make liquidating distributions to shareholders until all of its debts have been provided for unless required to do so in order to maintain its status as a real estate investment trust (REIT). To maintain its REIT status the Company will be required to make a distribution of its 2002 federal taxable income to its shareholders. The distribution must be declared prior to September 15, 2003 and must be payable prior to January 1, 2004 and before any distributions of 2003 taxable income can be made. The Company's Board of Directors intends to distribute 100% of 2002 taxable income, which management currently estimates to be approximately $3.3 million.

Developments and Redevelopments

     Consistent with the Plan of Liquidation discussed below, the Company does not anticipate any further new developments or redevelopments.

CAPITAL EXPENDITURES

     The Company incurs capital expenditures in the ordinary course of business in order to maintain its properties. Such capital expenditures typically include roof, parking lot and other structural repairs, some of which are reimbursed by tenants. For the year ended December 31, 2002, the Company incurred $202,000 of capital expenditures, which were funded out of reserves required under the Company's collateralized mortgages and operating cash flow. Approximately $964,000 is anticipated to be incurred in 2003 for capital expenditures, also to be funded from similar sources.

     In order to procure new tenants or renegotiate expiring leases with current tenants, the Company will provide inducements such as building allowances or space improvements and will pay leasing commissions to outside brokers in accordance with prevailing market conditions. The total cost of these expenditures in 2002 was $748,000. Anticipated costs for 2003 are estimated to be approximately $225,000. These expenditures are generally funded by operating cash flows.

Sources of Capital

     The Company anticipates that its cash flow from operations will be sufficient to fund its cash needs for payment of operating expenses and anticipated capital expenditures. However, the Company has substantial debt obligations maturing over the next eighteen months, which will require refinancing or sale of assets to satisfy (See "Financings" below).

     The Company has in place a Stock Repurchase Plan for up to 500,000 shares of its Common Stock, such purchases to be made in the open market, with the timing dependent upon market conditions, pending corporate events and availability of funds. There were no repurchases during the twelve months ended December 31, 2002.

     The Company has outstanding as of December 31, 2002 $42.593 million of 9.5% Convertible Debentures ("Debentures") which are convertible into shares of Common Stock at a price of $17 per share. In January 2002, Moody's Investor Services, Inc. downgraded its rating of the Debentures from B3 to CAA and simultaneously withdrew its rating. The Debentures are due July 2004. The Company has in place a plan to repurchase and retire up to $15 million aggregate principal of Debentures. Through December 31, 2002, the Company had repurchased $11.957 million of Debentures under the plan. During the twelve months ended December 31, 2002 the Company repurchased $150,000 aggregate principal of Debentures. The Company may make additional purchases in the future consistent with the Plan of Liquidation as funds become available.

     The Company sold the following properties in 2002 (in thousands):

                                                                      GROSS
                                                                    LEASABLE                          NET PROCEEDS
                                                                      AREA                             AFTER DEBT
        DATE             PROPERTY             LOCATION              (SQ. FT.)     CONTRACT PRICE       REPAYMENT
        ----             --------             --------              ---------     --------------      ------------
5/31/02..............    Kmart Plaza          Janesville, WI            104                $ 1,300      $ 1,141
7/16/02..............    Pine Ridge Plaza     Lawrence, KS              250                 13,850        3,153
8/8/02...............    Sherwood Plaza       Springfield, IL           124      $5,700
8/8/02...............    South City Center    Wichita, KS               130       4,000
8/8/02...............    Kmart                Salina, KS                 87       2,300
8/8/02...............    Kmart                Jefferson City, MO        124       2,800     14,800       13,600
                                                                                 ------
12/24/02.............    Vacant Building      Lincoln, IL                40      $1,220
12/24/02.............    ACE Hardware         Arkansas City, KS          40         295
12/24/02.............    Big Lots             Emporia, KS                40         525
12/24/02.............    ACE Hardware         Garden City, KS            40         420
12/24/02.............    Vacant Building      Independence, KS           40         400      2,860        2,596
                                                                      -----      ------    -------      -------
     Total:.....................................................      1,019                $32,810      $20,490
                                                                      =====                =======      =======

     Net cash generated from the sales was used for general working capital purposes and to pay down the outstanding balances on the Company's debt obligations.

     As of March 21, 2003, the following properties were under contract for sale:

         PROPERTY                 LOCATION        CONTRACT PRICE
         --------                 --------        --------------
                                                  (IN THOUSANDS)
Orchard-14 Shopping Center  Farmington Hills, MI     $ 6,200
       Former Kmart           Forestville, MD          2,900
       Hobby Lobby          Fairview Heights, IL       2,300
          Kmart                 Oshkosh, WI            1,550
                                                     -------
          Total:                                     $12,950
                                                     =======

     The Company also has four signed letters of intent for the sale of twelve additional properties for a total price of $50.45 million as of that date.

Financings

     In September 2002 the Company reached an agreement to extend and modify its line of credit with Bank One. This agreement extends the maturity date to October 25, 2003, eliminates certain loan covenants and reduces the principal amount to approximately $1.8 million, which is the total face value of two separate standby letters of credit issued by the bank. The agreement also includes a reduction in the available borrowing by the same amount until the letters of credit are discharged.

     In January 2002 the Company received $1.9 million on its loan with Oaktree CF Lender, L.L.C., an affiliate of Cohen Financial, bringing the then outstanding loan balance to approximately $9.5 million. The loan was repaid in full in July 2002 in conjunction with the sale of Pine Ridge Plaza Shopping Center in Lawrence, Kansas which served as collateral for the loan.

     The Company previously had a loan with the City of Chicago, Illinois (the "UDAG Loan") collateralized by a junior mortgage on Bricktown Square in Chicago. In November 2002, the City Council of Chicago approved a settlement agreement with the Company in full and complete satisfaction of the UDAG Loan. Terms of the agreement included a payment of $1.0 million, which was subsequently made by the Company, and a provision to ensure that any subsequent transfer of the property by the Company would not be exempt from the City's municipal transfer tax. The UDAG Loan had a balance of approximately $7.8 million prior to settlement.

     At December 31, 2002, the Company had outstanding $27 million aggregate principal of 8.5% Convertible Notes (the "Notes") which are collateralized by Bricktown Square and are due in July 2003. The Notes are convertible into shares of common stock at a price of $17 per share. The Company anticipates repaying the Notes out of proceeds from the sales of or refinance of the property and several other properties and available cash reserves.

     In August 2002 the Company satisfied a $58 million Securitized Mortgage Loan out of proceeds of the sale of properties and three separate refinancings. Details of the new loans are as follows:

                                               RECOURSE (R)                            INTEREST     MATURITY    PRINCIPAL
       LENDER               COLLATERAL       NON-RECOURSE (N)         TERM               RATE         DATE       AMOUNT
       ------               ----------       ----------------         ----             --------     --------    ---------
   Cohen Financial       5 Kmart anchored           R               12 months           LIBOR+        9/03      $ 9,100
                         shopping centers                                              3.5% (7%
                                                                                        floor)

Salomon Bros. Realty   4 Wal-Mart anchored        N (1)         6 months w/6 mo.        LIBOR+      2/03 (3)    $23,000
         Corp.          shopping centers;                      extension provision       2.5%
                          Clinton Pointe
                         Shopping Center

    JDI Loans LLC        8 Kmart anchored           R               12 months           Prime+        8/03      $13,500
                       shopping centers --                                            7.25% (11%                  (2)
                           Columbus, IN                                               floor, 13%
                       Fairview Heights, IL                                              cap)

-------------------------
(1) Contains customary carve-out provisions that are recourse to the Company including fraud, misappropriation and misapplication of funds

(2) A $750,000 principal payment was made on this loan in August 2002

(3) The extension provision was utilized in February 2003 and the loan is now due in August 2003

     Approximate scheduled principal payments on all of the Company's debt obligation for the years subsequent to December 31, 2002 are as follows (in thousands):

2003........................................................    $ 72,486
2004........................................................      43,274
2005........................................................         744
2006........................................................       3,694
2007........................................................      17,008
2008 and thereafter.........................................      23,717
                                                                --------
Total.......................................................    $160,923
                                                                ========

     The Company intends to satisfy its debt maturing in 2003 primarily through proceeds of property sales (see "Sources of Capital" above). In the event that such sales fail to materialize or close prior to the due dates of the loans, the Company intends to obtain back-up financing through the refinance of certain properties sufficient to retire the existing debt or through the extension of existing facilities. The Company is currently in negotiation with several lenders regarding these arrangements and anticipates obtaining financing commitments within the next 30 to 60 days.

     Several of the Company's properties are encumbered by property specific loans, which contain restrictions on prepayment and/or substantial prepayment penalties. The Company intends to sell such properties subject to the underlying debt and obtain lender consent for assignment of the debt. On those properties that are encumbered by loans that do not contain such restrictive provisions or in which prepayment penalties are insignificant or insubstantial, the Company intends to utilize proceeds from the sale of the property to retire such debt.

     Certain of the Company's debt obligations contain cross-default and cross-acceleration provisions.

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

Kmart Bankruptcy

     In January 2002, the Company's major tenant, Kmart Corporation ("Kmart"), filed a voluntary petition for reorganization relief under Chapter 11 of the U.S. Bankruptcy Code. As part of its plan of reorganization, Kmart closed four of its stores owned by the Company in May 2002 and subsequently rejected the leases on three of these stores and assigned the lease on its store in Madison, Wisconsin to Burlington Coat Factory. Total revenues from leases that were rejected by Kmart for these stores, which are located in Forestville, Maryland, Marshfield, Wisconsin and Topeka, Kansas, are approximately $1.1 million annually.

     Two of these properties have other in-line tenants that may be adversely affected by the closures. In January 2003, Kmart announced its intention to close an additional store located in Milwaukee, Wisconsin. Kmart has neither rejected nor assumed the lease on that store, which provides approximately $400,000 in annual revenues.

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

Environmental Issues

     Prospective buyers of the Company's properties have raised environmental questions on certain properties during the due diligence period of purchase contracts. The issues generally involve residual contamination from (1) underground storage tanks removed from the properties a number of years ago or
(2) solvents used by dry cleaner tenants. The Company is in the process, with assistance from its environmental consultants, of assessing the extent of contamination, the potential costs of any required remediation, and the viability of indemnification from third parties. While its assessment is still in the testing stages and is ongoing, evidence of contamination requiring remediation at certain properties has been discovered. The Company estimates that the total costs related to investigation, assessment, review of these issues and remediation of known contamination could be up to $3.1 million or more. The Company has recorded a liability of this amount at December 31, 2002 related to these costs.

Plan Of Liquidation

     In March 2002, the Company's Board of Directors voted to recommend a plan of complete liquidation of the Company (the "Plan of Liquidation") to shareholders at the 2002 annual meeting. The Plan of Liquidation was approved in August 2002 and provides for the orderly sale of assets for cash or such other form of consideration as may be conveniently distributed to shareholders, payment of or establishing reserves for the payment of liabilities and expenses, distribution of net proceeds of the liquidation to common shareholders, and wind up of operations and dissolution of the company. The liquidation process is expected to take up to 24 months to complete, although it could take longer. To assist in disposing its assets under the Plan of Liquidation, the Company hired CB Richard Ellis, Inc., a leading national real estate brokerage firm, under an exclusive sales listing agreement in October 2002, for the sale of substantially all of its real estate assets.

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

     The following table reflects the composition of the Company's Reserve for Estimated Liquidation Costs beginning September 30, 2002, subsequent payments and adjustments, and the balance at December 31, 2002:

                                                BALANCE AT                                      BALANCE AT
                                            SEPTEMBER 30, 2002    PAYMENTS    ADJUSTMENTS    DECEMBER 31, 2002
                                            ------------------    --------    -----------    -----------------
Severance, Retention and Bonus..........          $1,810          $   (27)      $  (35)           $1,748
Payroll and Personnel Costs.............           2,790             (209)         406             2,987
Provision for State Taxes...............             606              (73)         164               697
Professional Fees.......................           1,380             (697)         563             1,246
Office and Administrative Expenses......             921              (78)          61               904
                                                  ------          -------       ------            ------
     Total..............................          $7,507          $(1,084)      $1,159            $7,582
                                                  ======          =======       ======            ======

     The Company estimates that shareholders will receive liquidating distributions ranging from $4.75 per share to $6.50 per share although they could receive less than this.

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

     The Severance Plan divides eligible employees into two classes of participants: non-retained participants and retained participants. Upon the satisfaction of certain conditions described in the Severance Plan, the Company will pay over 36 months to each participant the lesser of 1) nine months of the participant's current annualized salary, or 2) the greater of a) two weeks of the participant's current annualized salary for each consecutive six-month period in which the participant has worked full time for the Company from the last date of hire until (i) the date of termination for non-retained participants or (ii) the date the participant was classified as a retained participant (the "Classification Date"); or b) six weeks of the participant's current annualized base salary.

     Additionally, under the Severance Plan retained participants will be entitled to receive a retention bonus over 36 months equal to the lesser of: 1) twelve months of the retained participant's annualized salary as of the Classification Date, or 2) the greater of (A) four months of the retained participant's annualized salary as of the Classification Date, or (B) 5% of the retained participant's annualized base salary as of the Classification

Date for each full month the retained participant remains employed by the Company following such date. In February 2003, the Company determined the Classification Date to be September 1, 2003.

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

     Key factors that could cause actual results to differ materially include uncertainties regarding the length of time required to sell the Company's properties and execute the Plan of Liquidation and expenses incurred during the liquidation period, the Company's ability to retire or refinance its indebtedness as it comes due, the Company's success in selling assets, and the changing market conditions affecting the sales price of its properties, the disproportionate effect of changes in proceeds from property sales on liquidating distributions due to the Company's capital structure, economic downturns, leasing activities, the outcome of the litigation filed by the Company's former President, bankruptcies and other financial difficulties of tenants, including the ultimate disposition of lease agreements with Kmart, the cost of addressing environmental concerns, unforeseen contingent liabilities, and other risks associated with the commercial real estate business, and as detailed in Management's Discussion and Analysis of financial conditions and results of operations.

INFLATION

     The Company's long-term leases contain provisions to mitigate the adverse impact of inflation on its results from operations. Such provisions include clauses entitling the Company to receive (i) scheduled base rent increases and
(ii) percentage rents based upon tenants' gross sales, which generally increase as prices rise. In addition, many of the Company's non-anchor leases are for terms of less than ten years, which permits the Company to seek increases in rents upon re-rental at the then current market rates if rents provided in the expiring leases are below then existing market rates. Most of the Company's leases require tenants to pay a share of operating expenses, including common area maintenance, real estate taxes, insurance and utilities, thereby reducing the Company's exposure to increases in costs and operating expenses resulting from inflation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     The Company has exposure to interest rate risk on its debt obligations and interest rate instruments. Based on the Company's outstanding variable rate debt at December 31, 2002, a one percent increase or decrease in interest rates would decrease or increase, respectively, the Company earnings and cash flows by approximately $449,000 on an annualized basis.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                     INDEX

                                                                 PAGE
                                                                NUMBER
                                                                ------
Reports of Independent Accountants..........................      19
Consolidated Statement of Net Assets in Liquidation
  (Liquidation Basis) As of December 31, 2002...............      21
Consolidated Balance Sheet (Going Concern Basis) as of
  December 31, 2002.........................................      22
Consolidated Statement of Changes in Net Assets in
  Liquidation (Liquidation Basis) As of December 31, 2002...      23
Consolidated Statements of Operations (Going Concern Basis)
  for the period ended September 30, 2002 and the years
  ended December 31, 2001 and 2000..........................      24
Consolidated Statements of Shareholders' Equity (Going
  Concern Basis) for the Period Ended September 30, 2002 and
  the years ended December 31, 2001 and 2000................      25
Consolidated Statements of Cash Flows (Going Concern Basis)
  for the Period Ended September 30, 2002 and the years
  ended December 31, 2001 and 2000..........................      26
Notes to Consolidated Financial Statements..................      27
Report of Independent Accountants on Financial Statement
  Schedules.................................................      41
Schedule II -- Valuation and Qualifying Accounts and
  Reserves..................................................      42

     Schedules other than the ones above are omitted because they are not applicable, not required, or the information required to be set forth therein is included in the consolidated financial statements or the notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Shareholders of Malan Realty Investors, Inc.

     We have audited the accompanying consolidated balance sheet of Malan Realty Investors, Inc. and its subsidiaries (the "Company") as of December 31, 2001, the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the year then ended and the consolidated statements of operations, shareholders' equity and cash flows for the period from January 1, 2002 through September 30, 2002. In addition, we have audited the consolidated statement of net assets in liquidation as of December 31, 2002 and the related consolidated statement of changes in net assets in liquidation for the period from September 30, 2002 through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As described in Note 1 to the consolidated financial statements, the shareholders of the Company approved a Plan of Liquidation and as a result, the Company has changed its basis of accounting to the liquidation basis effective September 30, 2002. Also, as discussed in Note 10 to the consolidated financial statements, on January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Malan Realty Investors, Inc. and its subsidiaries as of December 31, 2001, the consolidated results of its operations and cash flows for the year then ended and for the period from January 1, 2002 through September 30, 2002, in conformity with accounting principles generally accepted in the United States of America and its consolidated statement of net assets in liquidation as of December 31, 2002 and the changes in consolidated net assets in liquidation for the period from September 30, 2002 through December 31, 2002, applied on the basis described in the preceding paragraph.
PricewaterhouseCoopers LLP

Chicago, Illinois
March 7, 2003

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and
Shareholders of Malan Realty Investors, Inc.

     We have audited the accompanying consolidated statements of operations, shareholders' equity, cash flows and consolidated financial statement schedule listed at Item 8 of Malan Realty Investors, Inc. and Subsidiaries (the "Corporation") for the year ended December 31, 2000. These financial statements and financial statement schedule are the responsibility of the Corporation's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

     We conduced our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Malan Realty Investors, Inc. for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such information relating to the year ended December 31, 2000 in the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
Detroit, Michigan
January 31, 2001

                 MALAN REALTY INVESTORS, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION
                              (LIQUIDATION BASIS)
                                 (IN THOUSANDS)

                                                                DECEMBER 31,
                                                                    2002
                                                                ------------
ASSETS
  Real estate held for sale.................................      $191,802
  Cash and cash equivalents.................................        10,008
  Restricted cash -- mortgage escrow deposits...............         1,753
  Accounts receivable.......................................         3,761
  Other assets..............................................           622
                                                                  --------
     Total Assets...........................................      $207,946
                                                                  --------
LIABILITIES
  Mortgages.................................................      $ 91,330
  Convertible debentures....................................        42,593
  Convertible notes.........................................        27,000
  Accounts payable and other................................        13,011
  Reserve for estimated liquidation costs...................         7,582
                                                                  --------
     Total Liabilities......................................       181,516
                                                                  --------
     NET ASSETS IN LIQUIDATION..............................      $ 26,430
                                                                  ========

                 See Notes to Consolidated Financial Statements

                 MALAN REALTY INVESTORS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                             (GOING CONCERN BASIS)
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                DECEMBER 31,
                                                                    2001
                                                                ------------
ASSETS:
  Real Estate (Notes 2 and 8):
     Land...................................................      $ 28,277
     Buildings and improvements.............................       219,776
                                                                  --------
       Total................................................       248,053
       Less: accumulated depreciation.......................       (36,570)
                                                                  --------
       Total................................................       211,483
  Other Assets:
     Accounts receivable (net of allowance of $386).........         4,275
     Deferred financing and other...........................         5,427
     Cash and cash equivalents..............................         1,649
     Restricted cash -- mortgage escrow deposits............         2,492
                                                                  --------
       TOTAL ASSETS.........................................      $225,326
                                                                  ========
LIABILITIES:
  Mortgages (Note 2)........................................      $120,390
  Convertible debentures (Note 2)...........................        42,743
  Convertible notes (Note 2)................................        27,000
  Accounts payable and other................................         2,844
  Accrued distributions payable.............................         1,280
  Accrued property taxes....................................         6,965
  Accrued interest payable..................................         4,189
                                                                  --------
     Total liabilities......................................       205,411
                                                                  --------
COMMITMENTS AND CONTINGENCIES (NOTE 5)
SHAREHOLDERS' EQUITY (NOTE 3)
  Common stock ($.01 par value, 30 million shares
     authorized, 5,121,370 shares issued and outstanding as
     of December 21, 2001)..................................            51
  Additional paid in capital................................        73,751
  Accumulated distributions in excess of net income.........       (53,887)
                                                                  --------
       Total shareholders' equity...........................        19,915
                                                                  --------
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...........      $225,326
                                                                  ========

                 See Notes to Consolidated Financial Statements

                 MALAN REALTY INVESTORS, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                              (LIQUIDATION BASIS)
                                 (IN THOUSANDS)

                                                                PERIOD SEPTEMBER 30
                                                                      THROUGH
                                                                 DECEMBER 31, 2002
                                                                -------------------
Net Assets in Liquidation as of September 30, 2002..........          $31,677
Operating Income............................................            1,317
Changes in net assets in liquidation:
  Decrease in fair value of real estate.....................           (6,304)
  Realized loss on sales of property........................             (185)
  Increase in reserve for estimated liquidation costs.......              (75)
                                                                      -------
Net Assets in Liquidation as of December 31, 2002...........          $26,430
                                                                      =======

                 See Notes to Consolidated Financial Statements

                 MALAN REALTY INVESTORS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             (GOING CONCERN BASIS)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                         PERIOD FROM JANUARY 1    YEARS ENDED DECEMBER 31,
                                                                THROUGH           ------------------------
                                                          SEPTEMBER 30, 2002        2001            2000
                                                         ---------------------      ----            ----
REVENUES
  Minimum rent (Note 5)..............................           $17,493           $ 27,167        $28,093
  Percentage and overage rents (Note 10).............               633              1,365          1,498
  Recoveries from tenants............................             6,697              9,775          9,938
  Interest and other income..........................               175                396            657
  Gain on sale of real estate........................                                3,830          3,158
                                                                -------           --------        -------
     TOTAL REVENUES..................................            24,998             42,533         43,344
                                                                -------           --------        -------
EXPENSES
  Property operating and maintenance.................             2,061              3,116          3,044
  Other operating expenses...........................             3,151              1,840          2,021
  Real estate taxes..................................             5,446              7,982          8,081
  General and administrative.........................             2,134              2,979          2,156
  Proxy contest and related costs....................                                               3,200
  Depreciation and amortization......................             3,668              6,440          6,368
  Impairment of real estate (Note 9).................             5,793             14,052            190
                                                                -------           --------        -------
     TOTAL OPERATING EXPENSES........................            22,253             36,409         25,060
                                                                -------           --------        -------
OPERATING INCOME.....................................             2,745              6,124         18,284
Interest expense.....................................            11,467             17,650         17,719
                                                                -------           --------        -------
INCOME (LOSS) FROM CONTINUING OPERATIONS.............            (8,722)           (11,526)           565
DISCONTINUED OPERATIONS:
  Income (loss) from properties sold or held for
     sale............................................            (1,498)              (821)           359
  Gain on sale of properties sold....................             2,989
                                                                -------           --------        -------
     INCOME (LOSS) FROM DISCONTINUED OPERATIONS......             1,491               (821)           359
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM AND
  CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE..........................................            (7,231)           (12,347)           924
EXTRAORDINARY ITEM:
  Loss on extinguishment of debt.....................                                                 (93)
                                                                -------           --------        -------
Income (loss) before cumulative effect of change in
  accounting principle...............................            (7,231)           (12,347)           831
Cumulative Effect of Change in Accounting Principle
  (Note 10)..........................................                                 (450)
                                                                -------           --------        -------
NET INCOME (LOSS)....................................           $(7,231)          $(12,797)       $   831
                                                                =======           ========        =======
BASIC AND DILUTED EARNINGS PER SHARE: (NOTE 11)
  Earnings (loss) from continuing operations.........           $ (1.70)          $  (2.24)       $  0.11
  Earnings (loss) from discontinued operations.......              0.29              (0.16)          0.07
  Extraordinary item.................................                                               (0.02)
  Cumulative effect of change in accounting
     principle.......................................                                (0.09)
                                                                -------           --------        -------
  EARNINGS (LOSS) PER SHARE..........................           $ (1.41)          $  (2.49)       $  0.16
                                                                =======           ========        =======

                 See Notes to Consolidated Financial Statements

                 MALAN REALTY INVESTORS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (GOING CONCERN BASIS)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                 ACCUMULATED
                                                                               DISTRIBUTIONS IN        TOTAL
                                                    PAR       ADDITIONAL          EXCESS OF        SHAREHOLDERS'
                                                   VALUE    PAID-IN CAPITAL       NET INCOME          EQUITY
                                                   -----    ---------------    ----------------    -------------
BALANCE, JANUARY 1, 2000.......................     $52         $74,169            $(27,080)         $ 47,141
  Directors compensation paid in stock.........                      24                                    24
  Repurchase of common stock...................                    (115)                                 (115)
  Distributions -- $1.70 per share.............                                      (8,797)           (8,797)
  Net income...................................                                         831               831
                                                    ---         -------            --------          --------
BALANCE, DECEMBER 31, 2000.....................      52          74,078             (35,046)           39,084
  Stock grant paid to officer..................                      70                                    70
  Repurchase of common stock...................      (1)           (397)                                 (398)
  Distributions -- $1.175 per share............                                      (6,044)           (6,044)
  Net loss.....................................                                     (12,797)          (12,797)
                                                    ---         -------            --------          --------
BALANCE, DECEMBER 31, 2001.....................      51          73,751             (53,887)           19,915
  Net loss.....................................                                      (7,231)         $ (7,231)
                                                    ---         -------            --------          --------
BALANCE, SEPTEMBER 30, 2002....................     $51         $73,751            $(61,118)         $ 12,684
                                                    ===         =======            ========          ========

                 See Notes to Consolidated Financial Statements

                 MALAN REALTY INVESTORS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (GOING CONCERN BASIS)
                                 (IN THOUSANDS)

                                                                                     YEARS ENDED
                                                               PERIOD FROM          DECEMBER 31,
                                                            JANUARY 1 THROUGH    -------------------
                                                            SEPTEMBER 30, 2002     2001       2000
                                                            ------------------     ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME (LOSS)......................................        $ (7,231)       $(12,797)  $    831
                                                                 --------        --------   --------
  Adjustments to reconcile net income to net cash flows
     provided by operating activities:
     Depreciation and amortization.......................           4,618           6,808      6,795
     Amortization of deferred financing costs............           1,369           1,600      1,673
     Officer compensation issued in stock................                              70
     Directors compensation issued in stock..............                                         24
     Net gains on sales of real estate...................          (2,989)         (3,830)    (3,158)
     Impairment of real estate...........................           6,697          15,266        190
     Loss on extinguishment of debt......................                                         93
     Cumulative effect of change in accounting
       principle.........................................                             450
     Change in operating assets and liabilities that
       provided (used) cash:
       Accounts receivable and other assets..............          (2,073)         (4,286)    (1,379)
       Accounts payable, deferred income and other
          accrued liabilities............................             901           6,052        148
                                                                 --------        --------   --------
     Total adjustments...................................           8,523          22,130      4,386
                                                                 --------        --------   --------
     NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES.....           1,292           9,333      5,217
                                                                 --------        --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Real estate developed, acquired or improved............            (594)         (7,711)    (2,406)
  Additions to leasehold improvements and equipment......             (12)            (59)       (38)
  Decrease (increase) in restricted cash.................           1,129            (391)       286
  Proceeds from sales of real estate.....................          27,990          12,036      6,531
                                                                 --------        --------   --------
     NET CASH FLOWS PROVIDED BY INVESTING ACTIVITIES.....          28,513           3,875      4,373
                                                                 --------        --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Draws on lines of credit...............................             900           5,500      5,500
  Repayment of lines of credit...........................            (900)        (17,195)    (5,000)
  Principal payments on mortgages........................         (66,682)           (545)    (2,090)
  Debt extinguishment costs..............................                                        (34)
  Net proceeds from mortgages............................          45,600           7,618
  Distributions to shareholders..........................          (1,280)         (6,963)    (8,795)
  Debt issuance costs....................................          (2,135)           (397)       (92)
  Repurchases of common stock............................                            (398)      (115)
                                                                 --------        --------   --------
     NET CASH FLOWS USED FOR FINANCING ACTIVITIES........         (24,497)        (12,380)   (10,626)
                                                                 --------        --------   --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.....           5,308             828     (1,036)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.........           1,649             821      1,857
                                                                 --------        --------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD...............        $  6,957        $  1,649   $    821
                                                                 ========        ========   ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION -- CASH
  PAID FOR INTEREST DURING THE PERIOD....................        $ 11,918        $ 15,713   $ 16,201
                                                                 ========        ========   ========

                 See Notes to Consolidated Financial Statements

                 MALAN REALTY INVESTORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL

     The Company has historically been engaged in the ownership, management, leasing, acquisition, development and redevelopment of shopping centers and entertainment facilities and leases space to tenants pursuant to lease agreements. The lease agreements provide for terms ranging from one to 25 years and, in some cases, for annual rentals, which are subject to upward adjustment based on operating expense levels and sales volume.

     In March 2002, the Company's Board of Directors voted to recommend a plan of complete liquidation (the "Plan of Liquidation") to shareholders at the 2002 annual meeting. The Plan of Liquidation was approved in August 2002 and provides for the orderly sale of assets for cash or such other form of consideration as may be conveniently distributed to shareholders, payment of or establishing reserves for the payment of liabilities and expenses, distribution of net proceeds of the liquidation to common shareholders, and wind up of operations and dissolution of the company. The liquidation process is expected to take up to 24 months to complete, although it could take longer

LIQUIDATION BASIS OF ACCOUNTING

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

BASIS OF COMBINATION AND PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the activity of the Company and its wholly owned subsidiaries, Malan Mortgagor, Inc., Malan Meadows, Inc., Malan Revolver, Inc., Malan Aurora Corp., Malan Pine Ridge LLC , Malan Midwest, LLC, Malan Standby LLC, Malan WSC, LLC, and Malan KMSC, LLC. All significant inter-company balances and transactions have been eliminated.

RECLASSIFICATIONS

     Certain reclassifications have been made to prior years financial statements presented on a going concern basis, in order to conform to the presentation for the period through September 30, 2002.

REAL ESTATE

     Prior to the adoption of the liquidation basis of accounting, real estate was stated at cost or, in the case of real estate which management believed was impaired, at the lower fair value of such properties. Additions, renovations and improvements were capitalized. The Company reviewed real estate for impairment whenever events or changes in circumstances indicated that an asset's book value exceeded the undiscounted expected future cash flows to be derived from that asset. Whenever undiscounted expected future cash flows were less than the book value, the asset was reduced to a value equal to the net present value of the expected future cash flows and an impairment loss was recognized. Accordingly, during 2002, the Company recorded a non-cash charge of $6.697 million for impairment of certain real estate properties. The impairment charge was based upon a comprehensive review of all of the Company's properties, taking into account the Company's intention to have shareholders vote to approve the Plan of Liquidation, the Company's implementation of several steps in contemplation of a liquidation, a significantly shortened holding period for the properties, and current market conditions. As such, the carrying values of certain properties were written down to the Company's estimates of fair value. Fair value was based on recent offers, or other estimates of fair value, such as estimated discounted future cash flow.

     Maintenance and repairs, which did not extend asset lives, were expensed as incurred. Depreciation was computed using the straight-line method over estimated useful lives ranging 10 to 40 years for improvements, and 40 years for buildings.

     Under the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which was adopted by the Company January 1, 2002, all dispositions of properties and the results of operations of assets held for sale will be reported as discontinued operations in the period in which they occur and prior periods are restated to conform with the current presentation for comparison purposes.

     Prior to the adoption of the liquidation basis of accounting, real estate assets that were under contract were adjusted to their estimated net realizable value and classified as real estate held for sale.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's financial instruments include short-term investments and mortgage loans payable. The fair values of the short-term investments were not materially different from their carrying or contract values due to the short term nature of these financial instruments. See Note 6 for the fair values of the mortgage loans payable.

DEFERRED FINANCING AND OTHER

     Consists primarily of deferred financing costs and lease procurement costs. Deferred financing costs at December 31, 2001 of $12,243,000 are amortized on a straight-line basis over the terms of the applicable debt agreements. Accumulated amortization of deferred financing costs at December 31, 2001 was $10,300,000.

     Lease procurement costs of $5,912,000 at December 31, 2001, consists of direct leasing costs, tenant allowances and tenant improvements and are amortized on a straight line basis over the terms of the applicable tenant lease. Accumulated amortization of lease procurement costs at December 31, 2001 was $1,903,000, and amortization expense for the period ended September 30, 2002 and the twelve months ended December 31, 2001 and 2000 was $489,000, $775,000 and $536,000, respectively.

     Under the liquidation basis of accounting these costs are given no value as of December 31, 2002.

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

DISTRIBUTIONS

     Distributions of $1.175 per common share were declared for the year ended December 31, 2001, of which $.52 represents a return of capital for federal income tax purposes. There were no distributions paid to shareholders during 2002.

     In order to maintain its status as an REIT, the Company will be required to make a distribution of its 2002 federal taxable income to its shareholders during 2003. The distribution must be declared prior to September 15, 2003 and must be payable prior to January 1, 2004 and before any distributions of 2003 taxable income can be made. The Board intends to distribute 100% of 2002 taxable income, which management currently estimates to be approximately $3.3 million.

CASH AND CASH EQUIVALENTS

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

SEGMENT INFORMATION

     The Company's operating units are comprised of approximately 58 commercial retail properties (of which eleven were disposed of in 2002). All financial results are aggregated into one operating segment since the properties have similar economic characteristics.

2. MORTGAGES, DEBENTURES AND NOTES

     The following tables set forth certain information regarding the Company's debt:

                                                                                                                BALANCE
                                                                                                              DECEMBER 31,
                                                         RECOURSE(R)                                       ------------------
                                     COLLATERAL       NONRECOURSE(N)(1)    INTEREST RATE    MATURITY DATE   2002       2001
                                     ----------       -----------------    -------------    -------------   ----       ----
Mortgages
Salomon Bros. Realty Corp......  4 Wal-Mart anchored      N               LIBOR + 250       8/2003(4)      $23,000         --
                                 shopping centers,                        Basis Points
                                 Clinton Pointe
                                 Shopping Center
JDI Loans LLC..................  8 Kmart anchored         R               Prime + 7.25%     8/2003          12,750         --
                                 shopping centers,                        (11% floor 13%
                                 Columbus, IN                             cap)
                                 Fairview Heights,
                                 IL
Cohen Financial................  5 Kmart anchored         R               LIBOR + 350       9/2003           9,100         --
                                 shopping centers                         Basis Points,
                                                                          Floor of 7%
US Bank (formerly Firstar
  Bank)........................  Lawrence, KS-            R               7.49%             2/2006           3,404      3,512
                                 Southwind Theater
Daiwa Finance Corp.............  The Shops at             N               8.18%             2/2007          12,123     12,278
                                 Fairlane Meadows
Wells Fargo Bank...............  Westland Shopping        N               8.02%             11/2007          5,598      5,667
                                 Ctr.
Bank of America, USA...........  North Aurora, N          N               8.7%              11/2009          5,371      5,410
                                 IL,-Tinseltown
                                 Theater
Wells Fargo Bank (formerly
  Bloomfield Acceptance
  Company).....................  13 Retail                N               7.55%             6/2028(3)       19,984     20,203
                                 Properties
Cohen Financial................  Lawrence, KS Pine        N               LIBOR + 400       6/2002              --      7,618
                                 Ridge Plaza                              Basis Points,
                                                                          Floor of 8%
Securitized Mortgage Loan......  23 Retail                N               7.59%(2)          8/2002              --     57,875
                                 Properties
UDAG Loan......................  Bricktown Square         N               5% Increasing to  3/2023(5)           --      7,827
                                                                          9%
                                                                                                           -------   --------
TOTAL MORTGAGES................                                                                            $91,330   $120,390
                                                                                                           =======   ========
Convertible Debentures.........  Unsecured                                9.5%              7/2004         $42,593   $ 42,743
                                                                                                           =======   ========
Convertible Notes..............  Bricktown Square(6)      R               8.5%              7/2003         $27,000   $ 27,000
                                                                                                           =======   ========

-------------------------
(1) Nonrecourse loans may contain customary carve-out provisions that are recourse to the Company, including fraud, misappropriation and misapplication of funds.

(2) Overall blended rate. Loan was satisfied August 2002.

(3) Loan is a 30-year loan expiring June 11, 2008. The loan is pre-payable at the end of 15 years, or June 11, 2013. Subsequent to that date, all cash flow from the property is excess of operating expenses is to be applied against accrued interest and principal with the balance of the loan due no later than June 11, 2028.

(4) The original due date of the loan was February 2003. A provision to extend the loan for an additional 6 months was exercised in 2003.

(5) Contains customary carve-out provisions that are recourse to the Company, including fraud, misappropriation and misapplication of funds.

     In September 2002 the Company reached an agreement to extend and modify its line of credit with Bank One. This agreement extends the maturity date to October 25, 2003, eliminates certain loan covenants and reduces the principal amount to approximately $1.8 million, which is the total face value of two separate standby letters of credit issued by the bank. The agreement also includes a reduction in the available borrowing by the same amount until the letters of credit are discharged.

     In January 2002 the Company received $1.9 million on its loan with Oaktree CF Lender, L.L.C., an affiliate of Cohen Financial, bringing the then outstanding loan balance to approximately $9.5 million. The loan was repaid in full in July 2002 in conjunction with the sale of Pine Ridge Plaza Shopping Center in Lawrence, Kansas, which served as collateral for the loan.

     In August 2002 the Company satisfied its $58 million Securitized Mortgage Loan out of proceeds of the sale of properties and three separate refinancings. Details of the new loans with Cohen Financial, Salomon Bros. Realty Corp., and JDI Loans LLC are detailed in the table above.

     The Company had a loan with the City of Chicago (the "UDAG Loan"), collateralized by a junior mortgage on Bricktown Square in Chicago, Illinois. In November 2002, the City Council of Chicago approved a settlement agreement with the Company in full and complete satisfaction of the UDAG Loan. Terms of the agreement included a payment of $1.0 million by the Company and a provision to ensure that any subsequent transfer of the property by the Company would not be exempt from the City's municipal transfer tax.

     At December 31, 2002, the Company has outstanding $27 million aggregate principal of 8.5% Convertible Notes (the "Notes") which are convertible into shares of common stock at a price of $17 per share. The notes are collateralized by a first mortgage on Bricktown Square and are due in July 2003. The Company anticipates repaying the Notes out of proceeds from the sale of or the refinance of the property and several other properties and available cash reserves.

     The Company has Convertible Debentures (the "Debentures"), which are convertible into shares of Common Stock at a price of $17 per share. The Debentures are unsecured general obligations of the Company due July 15, 2004. In January 2002, Moody's Investors Services, Inc. downgraded its rating of the Debentures from B3 to CAA and simultaneously withdrew its rating. The Debentures are redeemable by the Company at par.

     The Company has in place a plan to repurchase and retire up to $15 million aggregate principal of Debentures. The Company repurchased $150,000 aggregate principal of Debentures in 2002. Approximately $11.957 million principal of Debentures has been repurchased under the plan.

     The Company intends to satisfy its debt maturing in 2003 primarily through proceeds of property sales. In the event that such sales fail to materialize or close prior to the due dates of the loans, the Company intends to obtain back-up financing through the refinance of certain properties sufficient to retire the existing debt or through the extension of existing facilities. The Company is currently in negotiation with several lenders regarding these arrangements and anticipates obtaining financing commitments within the next 30 to 60 days.

     Several of the Company's properties are encumbered by property specific loans, which contain restrictions on prepayment and/or substantial prepayment penalties. The Company intends to sell such properties subject to the underlying debt and obtain lender consent for assignment of the debt. On those properties that are encumbered by loans that do not contain such restrictive provisions or in which prepayment penalties are insignificant or insubstantial, the Company intends to utilize proceeds from the sale of the property to retire such debt.

     Interest capitalized as part of the cost of redevelopment projects totaled $1,000, $84,000 and $32,000 in 2002, 2001 and 2000, respectively.

     Approximate scheduled principal payments for the years subsequent to December 31, 2002 are as follows (in thousands):

2003........................................................    $ 72,486
2004........................................................      43,274
2005........................................................         744
2006........................................................       3,694
2007........................................................      17,008
2008 and thereafter.........................................      23,717
                                                                --------
  Total.....................................................    $160,923
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

     The following table summarizes the activity for the Company's Stock Option
Plans:

                                          EMPLOYEE OPTION PLAN                             DIRECTORS OPTION PLAN
                             ----------------------------------------------    ----------------------------------------------
                              SHARES                            WEIGHTED        SHARES                            WEIGHTED
                              SUBJECT     EXERCISE PRICE          AVG.          SUBJECT     EXERCISE PRICE          AVG.
                             TO OPTION       PER SHARE       EXERCISE PRICE    TO OPTION       PER SHARE       EXERCISE PRICE
                             ---------    --------------     --------------    ---------    --------------     --------------
Balance, January 1,
  2000...................     308,916     $13.375-$17.00        $15.383          17,792     $14.375-$17.688       $15.994
Options Granted 2000.....      53,000     $13.438-$13.375       $13.438           3,000     $13.375               $13.375
Options Forfeited 2000...    (127,900)    $17.00
                             --------                                           -------
Balance, December 31,
  2000...................     234,016     $13.375-$17.00        $14.903          20,792     $13.375-$17.688       $15.529
Options Granted 2001.....     100,000     $7.04                 $  7.04           5,000     $8.80                 $  8.80
Options Forfeited 2001...      (2,710)    $13.375-$17.00        $ 14.09         (17,792)    $13.375-$17.688       $ 15.99
                             --------                                           -------                           -------
Balance, December 31,
  2001...................     331,306     $13.375-$17.00        $ 12.54           8,000     $8.80-$13.875         $ 10.70
Options Granted 2002.....      20,000     $3.60                 $  3.60           2,000     $4.20                 $  4.20
Options Forfeited 2002...    (104,150)    $13.375-$17.00        $ 15.27
                             --------                                           -------
Balance, December 2002...     247,156     $3.60-$17.00          $10.942          10,000     $4.20-$13.875         $ 9.403
                             ========                                           =======
Options Exercisable at
  December 31, 2002......     119,556                           $13.630          10,000                           $ 9.403
                             ========                           =======         =======                           =======

     The Company has elected to report compensation by applying the requirements of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and therefore has recorded no charge to income for stock options. The effect on the Company's net income and earnings per share for 2001 and 2000 would have been immaterial had the Company recognized compensation expense using the Black-Scholes option pricing model utilizing the following values and weighted-average assumptions:

                                                                2001     2000
                                                                ----     ----
Option value................................................    $ .27    $ .01
Dividend yield..............................................     14.2%    12.7%
Expected volatility.........................................        1%       8%
Risk-free interest rate.....................................        6%       6%
Expected lives (in years)...................................       10       10

     The outstanding stock options at December 31, 2002 have a weighted average contractual life of 6.68 years.

STOCK COMPENSATION PLAN

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

     The number of shares of Common Stock to be paid to a Director instead of cash compensation will be determined based on the closing price of the Common Stock on the New York Stock Exchange on the day before the compensation is earned by the Director (i.e., the day before a Board meeting). A maximum of 100,000 shares may be issued under the Stock Compensation Plan. During 2002 and 2001 there were no shares issued. During 2000, a total of 1,816 shares, were issued under the plan reflecting compensation of $24,000.

401(K) PLAN

     The Company has a 401(k) retirement plan (the "401(k) Plan") covering all of its employees. Under the 401(k) plan, participants are able to defer, until termination of employment with the Company, up to 20% of their annual compensation. The Company intends to match a portion of the participant's contributions in an amount to be determined each year by the Board. In 2002, 2001 and 2000 the Company matched $51,000, $46,000 and $47,000, respectively.

4. STOCK REPURCHASE PLAN

     The Company has in place a Stock Repurchase Plan for up to 500,000 shares of its Common Stock, such purchases to be made in the open market, with the timing dependent upon market conditions, pending corporate events and availability of funds. During the twelve months ended December 31, 2002, the Company did not repurchase any shares.

5. COMMITMENTS AND CONTINGENCIES

CREDIT RISK

     Revenues derived from the Company's major tenant, Kmart, amounted to 20.9%, and 27.7% of total revenues for the years ended December 31, 2002 and 2001, respectively. Amounts billed and owing from the major tenant were $246,000 and $99,000 at December 31, 2002 and 2001, respectively. In addition, at December 31, 2002, Kmart was responsible for $2.201 million in real estate taxes assessed in 2001 payable in 2002.

ENVIRONMENTAL ISSUES

     Prospective buyers of the Company's properties have raised environmental questions on certain properties during the due diligence period of purchase contracts. The issues generally involve residual contamination from (1) underground storage tanks removed from the properties a number of years ago or
(2) solvents used by dry cleaner tenants. The Company is in the process, with assistance from its environmental consultants, of assessing the extent of contamination, the potential costs of any required remediation, and the viability of indemnification from third parties. While its assessment is still in the testing stages and is ongoing, evidence of contamination requiring remediation at certain properties has been discovered. The Company estimates that the total costs related to investigation, assessment, review of these issues and remediation of known contamination could be up to $3.1 million or more. The Company has recorded a liability of this amount at December 31, 2002 related to these costs.

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

FUTURE OBLIGATIONS

     Approximate future minimum rent under operating leases, in which the Company is the lessor, for the years subsequent to December 31, 2002, assuming no new or renegotiated leases or option extensions, are as follows (in thousands):


2003........................................................    $ 22,787
2004........................................................      20,742
2005........................................................      18,424
2006........................................................      16,620
2007........................................................      15,047
2008 and thereafter.........................................      63,016
                                                                --------
     Total..................................................    $156,636
                                                                ========

     Approximate future minimum rental payments under the terms of all non-cancelable operating leases in which the Company is the lessee, principally for ground leases and office rent, subsequent to December 31, 2002, are as follows (in thousands):


2003........................................................    $  481
2004........................................................       444
2005........................................................       332
2006........................................................       298
2007........................................................       247
2008 and thereafter.........................................     6,822
                                                                ------
     Total..................................................    $8,624
                                                                ======

     Rent expense for operating leases for the period ended September 30, 2002 and the years ended December 31, 2001 and 2000 was $361,000, $476,000 and $488,000, respectively.

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

MORTGAGES

     The fair value of the mortgages is based on the present value of contractual cash flows limited by the value of the underlying collateral and is as follows at December 31 (in thousands):

                                                                  2002                      2001
                                                         ----------------------    ----------------------
                                                         CARRYING    ESTIMATED     CARRYING    ESTIMATED
                                                          AMOUNT     FAIR VALUE     AMOUNT     FAIR VALUE
                                                         --------    ----------    --------    ----------
UDAG Loan............................................                      --      $  7,827           --
Securitized Mortgage Loan............................         --           --        57,875     $ 57,875
Daiwa Finance Corp...................................    $12,123      $12,123        12,278       12,278
Wells Fargo Bank (formerly Bloomfield Acceptance
  Company)...........................................     19,984       19,984        20,203       20,203
Wells Fargo Bank.....................................      5,598        5,598         5,667        5,667
Bank of America......................................      5,371        5,371         5,410        5,410
US Bank (formerly Firstar Bank)......................      3,404        3,404         3,512        3,512
Cohen Financial......................................      9,100        9,100         7,618        7,618
Salomon Bros. Realty.................................     23,000       23,000            --           --
JDI Loans LLC........................................     12,750       12,750            --           --
                                                         -------      -------      --------     --------
TOTAL................................................    $91,330      $91,330      $120,390     $112,563
                                                         =======      =======      ========     ========

CONVERTIBLE DEBENTURES AND CONVERTIBLE NOTES

     The fair value of the Convertible Debentures is based on par value at December 31, 2002 and the traded value at the close of business at year-end at December 31, 2001. The carrying value and the estimated fair value of the Debentures was $42.593 million at December 31, 2002 and $42.743 million and $38.469 million, respectively, at December 31, 2001. Management believes that the carrying value of the Convertible Notes as of December 31, 2002 and 2001 approximates the fair value.

     The fair value estimates presented herein are based on information available to management as of December 31, 2002 and 2001. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such financial instruments have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

7. SIGNIFICANT NONCASH TRANSACTIONS

     Significant non-cash transactions for the three years ended December 31, 2002 are as follows:

                                                              2002     2001      2000
                                                              ----     ----      ----
                                                                   (IN THOUSANDS)
Distributions declared not yet paid.........................  --      $1,280    $2,199

8. PROPERTY ACQUISITIONS AND DISPOSITIONS

     During the three years ended December 31, 2002, the Company acquired and disposed of the following properties:

                                                                                    GROSS
                                                                                LEASABLE AREA    CAPITALIZED
      ACQUISITION DATE                 PROPERTY                LOCATION           (SQ. FT.)         COSTS
      ----------------                 --------                --------         -------------    -----------
                                                                                       (IN THOUSANDS)
2/24/2000....................    Ground Lease Interest    Topeka, KS                  --           $   544
                                                                                -------------    -----------
                                                                                                     NET
      DISPOSITION DATE                                                                            PROCEEDS
      ----------------                                                                            --------
6/29/00......................    Levitz Furniture         Manchester, MO             117           $ 1,500
5/8/01.......................    Standard Supply          Liberal, KS                 40               418
6/8/01.......................    Kmart Plaza              Green Bay, WI              119             3,108
7/26/01......................    Kmart Plaza              Madison, WI                106             1,597
7/26/01......................    Kmart Plaza              New Lenox, IL               89             4,979
11/5/01......................    Vacant Building          Great Bend, KS              56               259
11/15/01.....................    Kmart Plaza              Stevens Point, WI          109             1,296
11/26/01.....................    Outlot                   North Aurora, IL             5               379
5/31/02......................    Kmart Plaza              Janesville, WI             104             1,141
7/16/02......................    Pine Ridge Plaza         Lawrence, KS               250             3,153
8/8/02.......................    Sherwood Plaza           Springfield, IL            124
8/8/02.......................    South City Center        Wichita, KS                130
8/8/02.......................    Kmart                    Salina, KS                  87
8/8/02.......................    Kmart                    Jefferson City, MO         124            13,600
                                                                                                 ===========
12/24/02.....................    Vacant Building          Lincoln, IL                 40
12/24/02.....................    ACE Hardware             Arkansas, KS                40
12/24/02.....................    Big Logs                 Emporia, KS                 40
12/24/02.....................    ACE Hardware             Garden City, KS             40
12/24/02.....................    Vacant Building          Independence, KS            40             2,596
                                                                                                 ===========

     As of March 21, 2003, the following properties were under contract for sale:

         PROPERTY                 LOCATION        CONTRACT PRICE
         --------                 --------        --------------
                                                  (IN THOUSANDS)
Orchard-14 Shopping Center  Farmington Hills, MI     $ 6,200
       Former Kmart           Forestville, MD          2,900
       Hobby Lobby          Fairview Heights, IL       2,300
          Kmart                 Oshkosh, WI            1,550
                                                  --------------
          Total:                                     $12,950
                                                  ==============

9. IMPAIRMENT OF REAL ESTATE

     During the period ended September 30, 2002, the Company recorded an impairment of real estate in accordance with SFAS No. 144 of $6.697 million, reducing the carrying value of several properties. The impairment is based on management's conclusion that the cost basis of these assets will not be recovered over their intended holding periods through cash flows associated with future operations or sale. The conclusions regarding valuation are reflective of recent information provided in sales agreements, sales contract negotiations and actual or anticipated changes in tenancy including three leases rejected in bankruptcy by Kmart Corporation and anticipated closure of a store leased to Wal-Mart Corporation in Columbus, IN.

     In 2001, the Company recorded an impairment of real estate under SFAS No. 121 totaling of $15.266 million related to a reduction in the carrying value of 27 properties. An impairment of real estate totaling $190,000 related to one property was recorded in 2000. Under SFAS No. 121 and 144, aggregate impairment losses are not reduced by unrealized appreciation of other assets.

     In accordance with the liquidation basis of accounting adopted September 30, 2002 assets are adjusted to estimated net realizable value subsequent to adoption.

10. CHANGES IN ACCOUNTING METHOD

     In August 2001, the Financial Accounting Standards Board approved SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." The Statement retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. As individual properties will qualify as components under the provisions of SFAS No. 144, the Company presents the operations of all properties sold or classified as held for sale after December 31, 2001 through September 30, 2002 as discontinued operations. In addition, operations for such properties for all prior periods presented will be reclassified to discontinued operations. As of the adoption of the Plan of Liquidation on September 30, 2002 the provisions of SFAS 144 will no longer apply to the Company.

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

11. EARNINGS PER SHARE

     Earnings per share ("EPS") data were computed as follows (in thousands except per share amounts):

                                                              FOR THE PERIOD
                                                                JANUARY 1          YEAR ENDED
                                                                 THROUGH          DECEMBER 31,
                                                              SEPTEMBER 30,    ------------------
                                                                   2002          2001       2000
                                                              --------------     ----       ----
Income (loss) from continuing operations....................     $(8,722)      $(11,526)   $  565
Income (loss) from discontinued operations..................       1,491           (821)      359
                                                                 -------       --------    ------
Net income (loss) before extraordinary item and cumulative
  effect of change in accounting principle..................     $(7,231)      $(12,347)   $  924
Extraordinary item: Loss of extinguishment of debt..........                                  (93)
                                                                 -------       --------    ------
Net income (loss) before cumulative effect of change in
  accounting principle......................................      (7,231)       (12,347)      831
Cumulative effect of change in account principle............                       (450)
                                                                 -------       --------    ------
Net income (loss)...........................................     $(7,231)      $(12,797)   $  831
                                                                 =======       ========    ======
Weighted Average Shares Outstanding
Basic.......................................................       5,121          5,138     5,173
Net options issuable upon exercise of dilutive options......           5
Shares issuable under employment agreement..................                                    7
                                                                 -------       --------    ------
Shares applicable to diluted earnings.......................       5,126          5,138     5,180
                                                                 =======       ========    ======
Basis and Diluted EPS:
Earnings (loss) from continuing operations..................     $ (1.70)      $  (2.24)   $ 0.11
Earnings (loss) from discontinued operations................         .29          (0.16)     0.07
Extraordinary item..........................................                                (0.02)
Cumulative effect of change in accounting principle.........                      (0.09)
                                                                 -------       --------    ------
Earnings (loss) per share...................................     $ (1.41)      $  (2.49)   $ 0.16
                                                                 =======       ========    ======

     Diluted EPS reflects the potential dilution of securities that could share in the earnings but does not include shares issuable upon conversion of securities that would have an antidilutive effect on earnings per share.

12. QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly financial data for the three-month periods indicated are as follows.

                                                            FIRST     SECOND      THIRD
                                                           QUARTER    QUARTER    QUARTER      (1)
                                                           -------    -------    -------      ---
2002
Revenues(4)............................................    $ 8,698    $ 8,367    $ 8,063
Revenues as reported...................................    $10,029    $ 8,595    $ 8,019
Net income (loss)......................................    $(1,295)   $(4,623)   $(1,311)
Basic and diluted earnings (loss) per share............    $  (.25)   $  (.90)   $  (.26)

                                                            FIRST     SECOND      THIRD      FOURTH
                                                           QUARTER    QUARTER    QUARTER    QUARTER
                                                           -------    -------    -------    -------
                                                                        (2)                   (3)
2001
Revenues(4)............................................    $ 9,341    $ 9,377    $11,275    $  8,465
Revenues as reported...................................    $10,569    $10,643    $12,565    $ 10,114
Income (loss) before extraordinary item and cumulative
  effect of change in accounting principle.............    $   324    $(3,138)   $ 2,138    $(11,671)
Income (loss) before cumulative effect of change in
  accounting principle.................................    $   324    $(3,138)   $ 2,138    $(11,671)
Net income (loss)......................................    $  (126)   $(3,138)   $ 2,138    $(11,671)
Basic and diluted earnings (loss) per share before
  cumulative effect of change in accounting
  principle............................................    $   .06    $  (.61)   $   .42    $  (2.28)
Basic and diluted earnings (loss) per share............    $  (.02)   $  (.61)   $   .42    $  (2.28)

-------------------------
(1) On September 30, 2002 the Company changed to the liquidation basis of accounting

(2) Second quarter 2001 results are impacted by a $3.59 million impairment of real estate due to the reduction of the Company's carrying value of Bricktown Square in Chicago, Illinois and Stevens Point, Wisconsin.

(3) Fourth Quarter 2001 results are impacted by an $11.447 million impairment of real estate due to the reduction of carrying value of 25 properties.

(4) Revenue have been restated to conform with FAS 144 which requires operations for properties sold or held for sale to be reclassified to discontinued operations.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and
Shareholders of Malan Realty Investors, Inc:

     Our audit of the consolidated financial statements referred to in our report dated March 7, 2003 appearing in the 2002 Annual Report to Shareholders of Malan Realty Investors Inc. and subsidiaries, (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement Schedule II -- Valuation and Qualifying Accounts and Reserves for the year ended December 31, 2001 on page 42 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. PricewaterhouseCoopers LLP
Chicago, Illinois
March 7, 2003

                          MALAN REALTY INVESTORS, INC.
         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                                 (IN THOUSANDS)

                                                       BALANCE AT
                                                      BEGINNING OF    CHARGED TO                  BALANCE AT
                                                          YEAR         EXPENSE      DEDUCTIONS    END OF YEAR
                                                      ------------    ----------    ----------    -----------
Year ended December 31, 2000
  Allowance of uncollectible accounts.............        $156           525           176           $505
                                                          ====           ===           ===           ====
Year ended December 31, 2001
  Allowance of uncollectible accounts.............        $505           385           504           $386
                                                          ====           ===           ===           ====

                   See Notes to Combined Financial Statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information called for by this Item 10 is incorporated herein by reference to the information included under the captions "Election of Directors" and "Management" in the Company's definitive Proxy Statement for the 2003 Annual Meeting of Stockholders (the "Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

     The information called for by this Item 11 is incorporated herein by referenced to the information included in the Proxy Statement under the caption "Executive Compensation" and "Management -- Compensation of Directors".

ITEM 12. SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information called for by this Item 12 is incorporated herein by reference to the information included under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement. See item 5 (Market for Registrant's Common Equity and Related Stockholder Matters) for information about our equity compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

ITEM 14. CONTROLS AND PROCEDURES

     Under the supervision and with the participation of the Company's management, including the Company's principal executive officer and principal financial officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 90 days of the filing date of this report. Based on such evaluation, the Company's principal executive officer and principal accounting officer have concluded that the Company's disclosure controls and procedures are effective.

     There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced above.

                                    PART IV

ITEM 15. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

                 No reports on Form 8-K were filed during the quarter ended December 31, 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                          MALAN REALTY INVESTORS, INC.

                                          By:     /s/ JEFFREY D. LEWIS
                                            ------------------------------------
                                                      Jeffrey D. Lewis
                                                  Chief Executive Officer
Date: March 27, 2003

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

                  SIGNATURE                                      TITLE                         DATE
                  ---------                                      -----                         ----

            /s/ JEFFREY D. LEWIS                 Chief Executive Officer, and Director    March 27, 2003
---------------------------------------------
              Jeffrey D. Lewis

          /s/ ELLIOTT J. BRODERICK               Chief Financial Officer                  March 27, 2003
---------------------------------------------    (principle accounting officer)
            Elliott J. Broderick

                      *                          Director                                 March 27, 2003
---------------------------------------------
                  Paul Gray

                      *                          Director                                 March 27, 2003
---------------------------------------------
                 Jill Holup

                      *                          Director                                 March 27, 2003
---------------------------------------------
                 John Kramer

                      *                          Director                                 March 27, 2003
---------------------------------------------
            Edward J. Russell III

          *By: /s/ JEFFREY D. LEWIS
  ----------------------------------------
    Jeffrey D. Lewis, as attorney-in-fact

                                 CERTIFICATIONS

I, JEFFREY D. LEWIS, certify that:

     1. I have reviewed this annual report on Form 10-K of Malan Realty Investors, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                 /s/ JEFFREY D. LEWIS
                                          --------------------------------------
                                                     Jeffrey D. Lewis
                                                 Chief Executive Officer
Date: March 27, 2003

                                 CERTIFICATIONS

I, ELLIOTT J. BRODERICK, certify that:

     1. I have reviewed this annual report on Form 10-K of Malan Realty Investors, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                               /s/ ELLIOTT J. BRODERICK
                                          --------------------------------------
                                                   Elliott J. Broderick
                                                 Chief Financial Officer
                                              (principal accounting officer)
Date: March 27, 2003

                          MALAN REALTY INVESTORS, INC.
                                   FORM 10-K
                                 EXHIBIT INDEX

EXHIBIT
NUMBER
-------
   3(a)  --   Amended and Restated Articles of Incorporation of Malan
              Realty Investors, Inc.(incorporated herein by reference to
              Exhibit 3(a) filed with the Company's Quarterly Report on
              Form 10-Q for the quarter ended June 30, 1994 (the "1994
              Second Quarter Form 10-Q")
   3(b)  --   Amended and Restated By-Laws of Malan Realty Investors, Inc.
              (incorporated herein by reference to Exhibit 3(b) filed with
              Form 8-K dated September 7, 1999)
   4(a)  --   Indenture, dated as of June 24, 1994, between Malan Realty
              Investors, Inc. and The Bank of New York, as Trustee, with respect to the 9 1/2% Convertible Subordinated Debentures
              due 2004 (incorporated herein by reference to Exhibit 4(a)
              filed with the 1994 Second Quarter Form 10-Q)
   4(b)  --   Indenture, dated as of June 24, 1994, between Malan Realty
              Investors, Inc. and IBJ Schroeder, as Trustee, with respect to the 8 1/2% Secured Convertible Notes due 2003
              (incorporated herein by reference to Exhibit 4(b) filed with the 1994 Second Quarter Form 10-Q)
 *10(a)  --   The Malan Realty Investors, Inc. 1994 Stock Option Plan
              (incorporated herein by reference to Exhibit 10(a) filed
              with the 1994 Second Quarter Form 10-Q)
 *10(b)  --   Employee Agreement, dated as of June 25, 1994, between the
              Company and Anthony S. Gramer (incorporated herein by
              reference to Exhibit 10(b) filed with the 1994 Second
              Quarter Form 10-Q)
  10(c)  --   Note Purchase Agreement, dated as of June 24, 1994, between
              Malan Realty Investors, Inc. and Merrill Lynch Global
              Allocation Fund, Inc. (incorporated herein by reference to
              Exhibit 10(e) filed with the 1994 Second Quarter Form 10-Q)
  10(d)  --   Mortgage, Security Agreement, Assignment of Rents and
              Financing Statement, dated as of June 24, 1994, made by
              Malan Realty Investors, Inc. to IBJ Schroeder Bank & Trust
              Company, as modified by First Modification of Mortgage,
              Security Agreement, Assignment of Rents and Financing
              Statement, dated as of August 1, 1994 (incorporated herein by reference to Exhibit 10(g) filed with the 1994 Second
              Quarter Form 10-Q)
  10(e)  --   Registration Rights Agreement, dated as of June 24, 1994,
              between the Company and Merrill Lynch Global Allocation
              Fund, Inc. (incorporated herein by reference to Exhibit
              10(h) filed with the 1994 Second Quarter Form 10-Q)
 *10(f)  --   Malan Realty Investors, Inc. 1995 Stock Option Plan for
              Non-Employees Directors (incorporated herein by reference to
              Exhibit 10(p) filed with the 1994 Form 10-K)
 *10(g)  --   Malan Realty Investors, Inc. 1995 Stock Compensation Plan
              for Non-Employees Directors (incorporated herein by
              reference to Exhibit 10(q) filed with the 1994 Form 10-K)
  10(h)  --   Purchase and Sale Agreement, dated as of April 13, 1995,
              between the Company and Clinton Pointe Joint Venture
              (incorporated herein by reference to Exhibit 10(s) filed
              with the 1995 First Quarter Form 10-Q)
  10(i)  --   Agreement of Sale and Purchase, dated as of July 18, 1995, among TG-Ford Associates and Ford Motor Land Development
              Corporation, collectively, and Malan Realty Investors, Inc.
              (incorporated herein by reference to Exhibit 10(x) filed
              with the 1995 Second Quarter Form 10-Q)
 *10(j)  --   First Amendment to Employment Agreement, dated as of August
              15, 1997 between the Company and Anthony S. Gramer
              (incorporated herein by reference to Exhibit 10(m) filed
              with the 1997 Form 10-K)

EXHIBIT
NUMBER
-------
 *10(k)  --   Change in Control Agreement, dated as of August 15, 1997
              between the Company and Michael K. Kaline (incorporated
              herein by reference to Exhibit 10(n) filed with the 1997
              Form 10-K)
 *10(l)  --   Change in Control Agreement, dated as of August 15, 1997
              between the Company and Elliott J. Broderick (incorporated herein by reference to Exhibit 10(o) filed with the 1997
              Form 10-K)
  10(m)  --   Agreement For Purchase of Real Estate between Brandon
              Associates Westland, L.L.C., "Seller" and Malan Realty
              Investors, Inc., "Buyer" dated as of January 29, 1998
              (incorporated herein by reference to Exhibit 10(q) filed
              with the 1997 Form 10-K)
  10(n)  --   Agreement of Sale and Purchase between Sandor Development
              Company, as agent for sellers, and Malan Realty Investors,
              Inc., as buyer dated as of May 6, 1998 (incorporated herein by reference to exhibit 10(r) filed with the June 1, 1998
              Amendment No. 1 to Form S-2)
  10(o)  --   Loan Agreement among Malan Midwest, LLC., and Bloomfield
              Acceptance Company, LLC., dated as of May 29, 1998
              (incorporated herein by reference to Exhibit 10(s) filed
              with the June 1, 1998 Amendment No. 1 Form S-2)
 *10(p)  --   Second Amendment to Employment Agreement, dated as of
              December 15, 1999 between the Company and A.S. Gramer
              (incorporated herein by reference to Exhibit 10(s) filed
              with the 1999 Form 10-K)
 *10(q)  --   Employment Agreement dated August 10, 2000 by and between
              the Company and Michael Kaline (incorporated herein by
              reference to Exhibit 10(u) filed with the 2000 Third Quarter
              Form 10-Q)
 *10(r)  --   Employment Agreement dated September 26, 2000 by and between the Company and Jeffrey Lewis (incorporated herein by
              reference to Exhibit 10 (v) filed with the 2000 Third
              Quarter Form 10-Q)
 *10(s)  --   Separation Agreement and Release dated January 31, 2002 by and between the Company and Michael Kaline (incorporated
              herein by reference to Exhibit 10(w) filed with the 2001
              Form 10-K)
 *10(t)  --   Employment Agreement dated July 16, 2002 by and between the
              Company and Elliott J. Broderick (incorporated herein by
              reference to Exhibit 10(x) filed with the 2002 Second
              Quarter Form 10-Q)
  21     --   Subsidiaries
  23(A)  --   Consent of Deloitte and Touche LLP
  23(B)  --   Consent of PricewaterhouseCoopers LLP
  24     --   Powers of Attorney
99.1     --   Written Statement of the Chief Executive Officer
99.2     --   Written Statement of the Chief Financial Officer

-------------------------
* A management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.