Form 10-Q
period 2003-03-31
MALAN REALTY INVESTORS INC
filed 2003-05-15
CIK 914735

--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended March 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from                 to
                                           --------------    -------------

                         Commission file number 1-13092

                          MALAN REALTY INVESTORS, INC.
               (Exact name of registrant as specified in charter)

                           Michigan                         38-1841410
                (State or other jurisdiction of          (I.R.S. Employer
                incorporation or organization)        Identification Number)

                 30200 Telegraph Rd., Ste. 105
                    Bingham Farms, Michigan                    48025
                (Address of principal executive             (Zip Code)
                           offices)

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

        As of May 12, 2003, 5,121,370 shares of Common Stock, Par Value $.01 Per share, were outstanding.

                          MALAN REALTY INVESTORS, INC.
                                    FORM 10-Q

                                      INDEX


                                                                                              PAGE
                                                                                              ----
PART I  FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                      Statement of Net Assets in Liquidation (Liquidation Basis)
                      as of March 31, 2003 (unaudited) and December 31, 2002                   3

                      Statements of Changes in Net Assets in Liquidation
                      (unaudited) for the three months ended March 31,
                      2003                                                                     4

                      Notes to Consolidated Financial Statements (unaudited)                 5-9

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                                10-15

Item 3. Quantitative and Qualitative Disclosures About Market Risk                            15

Item 4. Controls and Procedures                                                               15

PART II OTHER INFORMATION                                                                     16


SIGNATURES                                                                                    17

CERTIFICATIONS                                                                             18-19

                  MALAN REALTY INVESTORS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION
                               (LIQUIDATION BASIS)
                                 (IN THOUSANDS)


                                                                                  MARCH 31,               DECEMBER 31,
                                                                                     2003                     2002
                                                                                     ----                     ----
           ASSETS
                Real estate held for sale                                                $191,379                 $191,802
                Cash and cash equivalents                                                   7,862                  $10,008
                Restricted cash - mortgage escrow deposits                                  2,247                   $1,753
                Accounts receivable                                                         3,370                    3,761
                Other assets                                                                  629                      622
                                                                             ---------------------     --------------------
                    Total Assets                                                          205,487                  207,946
                                                                             ---------------------     --------------------

           LIABILITIES
                Mortgages                                                                  90,666                   91,330
                Convertible debentures                                                     42,593                   42,593
                Convertible notes                                                          27,000                   27,000
                Accounts payable and other                                                 10,653                   13,011
                Reserve for estimated liquidation costs                                     6,673                    7,582
                                                                             ---------------------     --------------------
                    Total Liabilities                                                     177,585                  181,516
                                                                             ---------------------     --------------------


                    NET ASSETS IN LIQUIDATION                                            $ 27,902                 $ 26,430
                                                                             =====================     ====================


                 See Notes to Consolidated Financial Statements

                  MALAN REALTY INVESTORS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CHANGES IN NET ASSET
                                  LIQUIDATION
                                 (IN THOUSANDS)



                                                                      THREE MONTHS ENDED
                                                                        MARCH 31, 2003
                                                                  ---------------------------
Net Assets in Liquidation as of December 31, 2002                                    $26,430
Operating Income                                                                       1,720
Changes in net assets in liquidation:
       Increase in reserve for estimated liquidation costs                              (248)
                                                                  ---------------------------
Net Assets in Liquidation as of March 31, 2003                                       $27,902
                                                                  ===========================


                 See Notes to Consolidated Financial Statements

                  MALAN REALTY INVESTORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT
    ACCOUNTING POLICIES

        In August 2002, based upon approval and recommendation of its Board of Directors, the Company's shareholders approved a plan of complete liquidation (the "Plan of Liquidation") of the Company. The Plan of Liquidation provides for the orderly sale of assets for cash or such other form of consideration as may be conveniently distributed to shareholders, payment of or establishing reserves for the payment of liabilities and expenses, distribution of net proceeds of the liquidation to common shareholders, and wind up of operations and dissolution of the company. The liquidation process is expected to take up to twenty-four months to complete, although it could take longer.

Liquidation basis of accounting -- As a result of the approval of the Plan of Liquidation by its shareholders, the Company adopted the liquidation basis of accounting for all periods beginning after September 30, 2002. On September 30, 2002, in accordance with the liquidation basis of accounting, assets were adjusted to estimated net realizable value and liabilities were adjusted to estimated settlement amounts, including estimated costs associated with carrying out the liquidation. The valuation of real estate held for sale is based on current contracts, estimates and other indications of sales value net of estimated selling costs. Actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated. Due to the uncertainty in timing of anticipated sales of property, no provision has been made for estimated future cash flows from property operations.

Basis of Presentation - The accompanying interim consolidated financial statements and related notes of the Company are unaudited; however, they have been prepared in accordance with generally accepted accounting principles for interim financial reporting for a company in voluntary liquidation, the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such rules. In the opinion of management, all adjustments considered necessary for a fair presentation of the interim period have been included. The results of such interim periods are not necessarily indicative of the results of operations for the full year. These financial statements should be read in conjunction with the Company's audited financial statements and other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

Principles of Consolidation - The accompanying consolidated financial statements include the activity of the Company and its wholly owned subsidiaries, Malan Mortgagor, Inc., Malan Meadows, Inc., Malan Revolver, Inc., Malan Aurora Corp., Malan Midwest LLC, Malan Standby LLC, Malan WSC LLC, Malan WSC Manager LLC, and Malan KMSC LLC. All significant inter-company balances and transactions have been eliminated.

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

2.   COMPENSATION PLANS

        During the three months ended March 31, 2003, the Company paid $13,000 in employee matching contributions to its 401(k) retirement plan.


3.  LIQUIDATING DISTRIBUTIONS

        The Company estimates that shareholders will receive liquidating distributions ranging from $4.75 per share to $6.50 per share, although they could receive less than this estimate. The Company does not intend to make liquidation distributions to shareholders until all of its debts have been provided for, unless required to do so in order to maintain status as a real estate investment trust (REIT). The Board of Directors has not established a firm timetable for future distributions to stockholders. However in order to maintain its status as a REIT, the Company will be required to make a distribution of its 2002 federal taxable income to its shareholders during 2003. The distribution must be declared prior to September 15, 2003 and must be payable prior to January 1, 2004 and before any distributions of 2003 taxable income can be made. The Board intends to distribute 100% of 2002 taxable income, which management currently estimates to be approximately $3.3 million. The Company may also be required to make distributions of 2003 taxable income upon final determination of the amounts.

4.  MORTGAGES

        The Company has the following debt obligations maturing in 2003:

                                                                            BALANCE
                                                 RECOURSE (R)    MATURITY  MARCH 31,
                            COLLATERAL          NON-RECOURSE (N)   DATE      2003
                            ----------          ----------------   ----      ----
             Convertible   Bricktown
                Notes      Square                     R          7/15/03    $27,000

            JDI Loans LLC  8 Kmart anchored
                           shopping centers
                           -- Columbus, IN            R           8/9/03     12,333
                           Fairview Heights, IL

               Salomon     4 Wal-Mart
            Bros. Realty   anchored shopping          N          8/11/03     23,000
                Corp.      centers; Clinton
                           Pointe Shopping
                           Center

                Cohen      5 Kmart anchored           R           9/1/03      9,016
              Financial    shopping centers
                                                                           --------
                Total                                                      $ 71,349
                                                                           ========

        The Company intends to satisfy the above debt primarily through proceeds of property sales. In the event that such sales fail to materialize or close prior to the due dates of the loans, the Company intends to obtain back-up financing through the refinance of certain properties sufficient to retire the existing debt or through the extension of existing facilities. The Company is currently in negotiation with several lenders regarding these arrangements and anticipates obtaining financing commitments within the next 30 to 60 days.

5.  PROPERTY TRANSACTIONS AND CLASSIFICATIONS

        During the three months ended March 31, 2003 and subsequent, the Company disposed of the following properties:


                                          GROSS                          NET
                                         LEASABLE                     PROCEEDS
                                          AREA        CONTRACT       AFTER DEBT
  DATE       PROPERTY       LOCATION     (SQ. FT.)     PRICE          REPAYMENT
  ----       --------       --------     ---------     -----          ---------
                                                  (IN THOUSANDS)
3/31/03    Strip Center   Springfield,       8     $        425     $       --
                          MO
4/29/03    Vacant --
           Former Kmart   Forestville,      84            2,900          2,877
                          MD               ---     ------------     ----------

           Total                            92     $      3,325     $    2,877
                                                   ============     ==========


        Net cash generated from the sales was used for general working capital purposes and to pay down the outstanding balances on the Company's debt obligations.

        As of May 12, 2003, the following properties were under contract for sale:


                PROPERTY                         LOCATION                      CONTRACT PRICE
                --------                         --------                      --------------
                                                                               (in thousands)
     Orchard-14 Shopping Center       Farmington Hills, MI                         $6,200
     Hobby Lobby                      Fairview Heights, IL                          2,300
     Kmart                            Oshkosh, WI                                   1,550
     Kmart                            Rockford, IL                                  2,100
     Kmart                            Cape Girardeau, MO                            1,400
     Southwind Theaters               Lawrence, KS                                  5,000
     Northway Mall                    Marshfield, WI                                3,600
     Wal-Mart Plaza                   Columbus, IN                                  7,050

     Tinseltown 17                    North Aurora, IL
     Kmart                            Franklin Park, IL
     Cinemark 10                      Melrose Park, IL                             16,350
                                                                                  -------

                  Total                                                           $45,550
                                                                                  =======


        Some of the above contracts are subject to due diligence and other contingencies and are expected to close within the next 30 to 120 days pending waiver of such contingencies. In addition to the above contracts, Kmart Corporation has elected to exercise its right of first refusal to purchase its store in Springfield, Missouri at a price of $2.560 million. This sale is expected to close with the next 30 days.

          The Company's property in Hays, Kansas is under an option for sale expiring November 30, 2003 at a price of $900,000.

        The Company also has three signed letters of intent for the sale of twenty-six other properties for a total price of $98.275 million as of May 12, 2003.

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

7.  KMART BANKRUPTCY

        In January 2002, the Company's major tenant, Kmart Corporation ("Kmart"), filed a voluntary petition for reorganization relief under Chapter 11 of the U.S. Bankruptcy Code. As part of its plan of reorganization, Kmart closed four of its stores owned by the Company in May 2002 and subsequently rejected the leases on three of these stores and assigned the lease on its store in Madison, Wisconsin to Burlington Coat Factory in June 2002. Total revenues from leases that were rejected by Kmart for these stores, which are located in Forestville, Maryland, Marshfield, Wisconsin and Topeka, Kansas, are approximately $1.1 million annually. Two of these properties have other in-line tenants that may be adversely affected by the closures. In January 2003, Kmart announced its intention to close an additional store located in Milwaukee, Wisconsin and subsequently rejected the lease in April 2003. Total revenues from the Milwaukee store were approximately $400,000 annually.

        The Company has listed all its properties for sale including those affected by the lease rejections. In April 2003, the Company completed the sale of Forestville, Maryland at a price of $2.9 million and currently has a contract for the sale of Marshfield, Wisconsin for $3.6 million. The Company is also attempting to re-lease the vacant Kmart spaces in Marshfield and Milwaukee, Wisconsin and Topeka, Kansas. In addition, under the bankruptcy laws, a landlord is entitled to rejection damages within certain limitations, which are currently estimated to be approximately 40% of the total claim. While the actual effect on future cash flows resulting from the store closures and lease rejections cannot be determined at this time, the Company does not anticipate that its cash flows will be materially affected by the revenues lost from the rejected leases over the short term as a result of proceeds received on the sale of Forestville, Maryland.

        In April 2003, Kmart's plan of reorganization was confirmed by the Bankruptcy Court and on May 6, 2003, it announced that it had emerged from Chapter 11 bankruptcy.

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

        The change in the Company's Reserve for Estimated Liquidation Costs for the three months ended March 31, 2003 is detailed as follows in thousands:


                                          BALANCE                                  BALANCE
                                      JANUARY 1, 2003  PAYMENTS    ADJUSTMENTS  MARCH 31, 2003
                                      ---------------  --------    -----------  --------------
     Severance, Retention and Bonus   $  1,748         $     -     $      -    $   1,748
     Payroll and Personnel Costs         2,987            (561)         117        2,543
     Provision for State Taxes             697            (128)          50          619
     Professional Fees                   1,246            (259)          62        1,049
     Office & Administrative Expenses      904            (209)          19          714
                                      --------         --------    --------    ---------

     Total                            $  7,582         $(1,157)    $    248    $   6,673
                                      ========         ========    ========    =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW

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

CHANGES IN NET ASSETS IN LIQUIDATION

Three Months Ended March 31, 2003

         Net Assets in Liquidation increased $1.472 million from December 31, 2002 to March 31, 2003. Operating income including income from properties and interest expense on corporate and property specific debt was approximately $1.720 million during the period. The reserve for estimated liquidation costs increased approximately $248,000 primarily from increased personnel costs and estimated tax payments.

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

         The Company does not intend to make liquidating distributions to shareholders until all of its debts have been provided for unless required to do so in order to maintain its status as a real estate investment trust (REIT). To maintain its REIT status the Company will be required to make a distribution of its 2002 federal taxable income to its shareholders. The distribution must be declared prior to September 15, 2003 and must be payable prior to January 1, 2004 and before any distributions of 2003 taxable income can be made. The Company's Board of Directors intends to distribute 100% of 2002 taxable income, which management currently estimates to be approximately $3.3 million. The Company may also be required to make distributions of 2003 taxable income based upon final determination of the amounts.

DEVELOPMENTS AND REDEVELOPMENT

        Consistent with the Plan of Liquidation discussed below, the Company does not anticipate any further new developments or redevelopments.

CAPITAL EXPENDITURES

        The Company incurs capital expenditures in the ordinary course of business in order to maintain its properties. Such capital expenditures typically include roof, parking lot and other structural repairs, some of which are reimbursed by tenants. Approximately $964,000 is anticipated to be incurred in 2003 for capital expenditures (of which $247,000 was incurred during the three months ended March 31, 2003).

        In order to procure new tenants or renegotiate expiring leases with current tenants, the Company will provide inducements such as building allowances or space improvements and will pay leasing commissions to outside brokers in accordance with prevailing market conditions. The total cost of these expenditures in 2003 is estimated to be approximately $225,000 (of which $88,000 were incurred during the three months ended March 31, 2003). These expenditures are generally funded by operating cash flows.

SOURCES OF CAPITAL

        The Company sold the following properties during the three months ended March 31, 2003 and subsequent (in thousands):


                                                      GROSS                    NET
                                                     LEASABLE               PROCEEDS
                                                       AREA                AFTER DEBT
    DATE        PROPERTY           LOCATION          (SQ. FT.)      PRICE   REPAYMENT
    ----        --------           --------          ---------      -----  -----------
   3/31/03     Strip Center      Springfield, MO         8     $     425  $     --
   4/29/03     Vacant -
               Former Kmart      Forestville, MD        84         2,900      2,877
                                                        --      --------   --------

                    Total                               92      $  3,325   $  2,877
                                                        ==      ========   ========


        Net cash generated from the sales was used for general working capital purposes and to pay down the outstanding balances on the Company's debt obligations.

        As of May 12, 2003, the following properties were under contract for sale:


           PROPERTY                          LOCATION                      CONTRACT PRICE
           --------                          --------                      --------------
                                                                           (in thousands)
Orchard-14 Shopping Center       Farmington Hills, MI                          $6,200
Hobby Lobby                      Fairview Heights, IL                           2,300
Kmart                            Oshkosh, WI                                    1,550
Kmart                            Rockford, IL                                   2,100
Kmart                            Cape Girardeau, MO                             1,400
Southwind Theaters               Lawrence, KS                                   5,000
Northway Mall                    Marshfield, WI                                 3,600
Wal-Mart Plaza                   Columbus, IN                                   7,050

Tinseltown 17                    North Aurora, IL
Kmart                            Franklin Park, IL
Cinemark 10                      Melrose Park, IL                              16,350
                                                                              -------

             Total                                                            $45,550
                                                                              =======

        Some of the above contracts are subject to due diligence and other contingencies and are expected to close within the next 30 to 120 days pending waiver of such contingencies. In addition to the above contracts, Kmart Corporation has elected to exercise its right of first refusal to purchase its store in Springfield, Missouri at a price of $2.560 million. This sale is expected to close with the next 30 days.

          The Company's property in Hays, Kansas is under an option for sale expiring November 30, 2003 at a price of $900,000.

        The Company also has three signed letters of intent for the sale of twenty-six other properties for a total price of $98.275 million as of May 12, 2003.

FINANCINGS

        The Company has a line of credit with Bank One, which expires October 25, 2003 and is collateralized by Orchard-14 Shopping Center in Farmington Hills, Michigan. Maximum borrowings under the line are approximately $1.8 million, which is the total face value of two separate standby letters of credit issued by the bank. Terms of the loan agreement also include a reduction in the available borrowing by the same amount until the letters of credit are discharged.

        The Company has the following debt obligations maturing in the next twelve months:


                                                                              BALANCE
                                                   RECOURSE (R)    MATURITY  MARCH 31,
                LOAN           COLLATERAL        NON-RECOURSE (N)    DATE       2003
                ----           ----------        ----------------    ----       ----
             Convertible   Bricktown
                Notes      Square                       R          7/15/03    $27,000

            JDI Loans LLC  8 Kmart anchored
                           shopping centers --
                           Columbus, IN                 R           8/9/03     12,333
                           Fairview Heights,
                           IL

               Salomon     4 Wal-Mart
            Bros. Realty   anchored shopping            N          8/11/03     23,000
                Corp.      centers; Clinton
                           Pointe Shopping
                           Center

                Cohen      5 Kmart anchored             R           9/1/03      9,016
              Financial    shopping centers
                                                                             --------

                Total                                                        $ 71,349
                                                                             ========


        The Company intends to satisfy the above debt primarily through proceeds of property sales (see "Sources of Capital" above). In the event that such sales fail to materialize or close prior to the due dates of the loans, the Company intends to obtain back-up financing through the refinance of certain properties sufficient to retire the existing debt or through the extension of existing facilities. The Company is currently in negotiation with several lenders regarding these arrangements and anticipates obtaining financing commitments within the next 30 to 60 days.

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

        The Company has posted a bond totaling approximately $1.573 million with the court representing maximum potential damages and anticipated interest should the Company be unsuccessful in its appeal. Requirements of the bond include an irrevocable letter of credit in the total amount of the bond. Terms of the letter of credit issued by Bank One included a reduction in the available borrowing on the Company's line of credit in the principal amount of the letter.

KMART BANKRUPTCY

        In January 2002, the Company's major tenant, Kmart Corporation ("Kmart"), filed a voluntary petition for reorganization relief under Chapter 11 of the U.S. Bankruptcy Code. As part of its plan of reorganization, Kmart closed four of its stores owned by the Company in May 2002 and subsequently rejected the leases on three of these stores and assigned the lease on its store in Madison, Wisconsin to Burlington Coat Factory in June 2002. Total revenues from leases that were rejected by Kmart for these stores, which are located in Forestville, Maryland, Marshfield, Wisconsin and Topeka, Kansas, are approximately $1.1 million annually. Two of these properties have other in-line tenants that may be adversely affected by the closures. In January 2003, Kmart announced its intention to close an additional store located in Milwaukee, Wisconsin and subsequently rejected the lease in April 2003. Total revenues from the Milwaukee store were approximately $400,000 annually.

        The Company has listed all its properties for sale including those affected by the lease rejections. In April 2003, the Company completed the sale of Forestville, Maryland at a price of $2.9 million and currently has a contract for the sale of Marshfield, Wisconsin for $3.6 million. The Company is also attempting to re-lease the vacant Kmart spaces in Marshfield and Milwaukee, Wisconsin and Topeka, Kansas. In addition, under the bankruptcy laws, a landlord is entitled to rejection damages within certain limitations, which are currently estimated to be approximately 40% of the total claim. While the actual effect on future cash flows resulting from the store closures and lease rejections cannot be determined at this time, the Company does not anticipate that its cash flows will be materially affected by the revenues lost from the rejected leases over the short term as a result of proceeds received on the sale of Forestville, Maryland.

        In April 2003, Kmart's plan of reorganization was confirmed by the Bankruptcy Court and on May 6, 2003, it announced that it had emerged from Chapter 11 bankruptcy.

PLAN OF LIQUIDATION

        In August 2002, the Company's shareholders approved the Plan of Liquidation of the Company. The Plan of Liquidation provides for the orderly sale of assets for cash or such other form of consideration as may be conveniently distributed to shareholders, payment of or establishing reserves for the payment of liabilities and expenses, distribution of net proceeds of the liquidation to common shareholders, and wind up of operations and dissolution of the company. The liquidation process is expected to take up to twenty-four months to complete, although it could take longer. To assist in disposing its assets under the Plan of Liquidation, the Company hired CB Richard Ellis, Inc., a leading national real estate brokerage firm, under an exclusive sales listing agreement, for the sale of substantially all of its real estate assets.

        As a result of the approval of the Plan of Liquidation, the Company adopted the liquidation basis of accounting for all periods beginning after September 30, 2002. On September 30, 2002, in accordance with the liquidation basis of accounting, assets were adjusted to estimated net realizable value and liabilities were adjusted to estimated settlement amounts, including estimated costs associated with carrying out the liquidation. The valuation of real estate held for sale is based on current contracts, estimates and other indications of sales value net of estimated selling costs. Actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated.

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

        The following table reflects the composition of the Company's Reserve for Estimated Liquidation Costs beginning January 1, 2003, subsequent payments and adjustments, and the balance at March 31, 2003:


                                          BALANCE                                  BALANCE
                                      JANUARY 1, 2003  PAYMENTS    ADJUSTMENTS  MARCH 31, 2003
                                      ---------------  --------    -----------  --------------
     Severance, Retention and Bonus   $  1,748         $      -    $        -    $   1,748
     Payroll and Personnel Costs         2,987             (561)          117        2,543
     Provision for State Taxes             697             (128)           50          619
     Professional Fees                   1,246             (259)           62        1,049
     Office & Administrative Expenses      904             (209)           19          714
                                      --------          --------   ----------    ---------

     Total                            $  7,582          $(1,157)   $      248    $   6,673
                                      ========          ========   ==========    =========


        The Company estimates that shareholders will receive liquidating distributions ranging from $4.75 per share to $6.50 per share although they could receive less than this.

        The Board of Directors approved a severance and retention bonus plan (the "Severance Plan") for its employees, which became effective upon approval of the Plan of Liquidation by the shareholders in August 2002. With the exception of the chief executive officer and chief financial officer (both of whom have employment agreements), and employees working at the Northway Mall in Marshfield, Wisconsin, each regular employee whose employment is involuntarily terminated pursuant to the plan of liquidation will be eligible to participate in the Severance Plan unless the employee is terminated for cause.

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

        Key factors that could cause actual results to differ materially include uncertainties regarding the length of time required to sell the Company's properties and execute the Plan of Liquidation and expenses incurred during the liquidation period, the Company's ability to retire or refinance its indebtedness as it comes due, the Company's success in selling assets, and the changing market conditions affecting the sales price of its properties, the disproportionate effect of changes in proceeds from property sales on liquidating distributions due to the Company's capital structure, economic downturns, leasing activities, the outcome of the litigation filed by the Company's former President, bankruptcies and other financial difficulties of tenants, the cost of addressing environmental concerns, unforeseen contingent liabilities, and other risks associated with the commercial real estate business, and as detailed in Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

        The Company has exposure to interest rate risk on its debt obligations and interest rate instruments. Based on the Company's outstanding variable rate debt at March 31, 2003, a one percent increase or decrease in interest rates would decrease or increase, respectively, the Company earnings and cash flows by approximately $444,000 on an annualized basis.

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

MALAN REALTY INVESTORS, INC.

PART II - OTHER INFORMATION

Item 1:  Legal Proceedings

        See "Litigation" under Liquidity and Capital Resources in Management's Discussion and Analysis of Financial Condition and Results of Operations

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




Dated: May 12, 2003

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

7. A signed original of this written statement required by Section 906 has been provided to Malan Realty Investors, Inc. and will be retained by Malan Realty Investors, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.


Date: May 12, 2003


                                                         /s/ Jeffrey D. Lewis
                                                         --------------------
                                                         Jeffrey D. Lewis
                                                         Chief Executive Officer

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

7. A signed original of this written statement required by Section 906 has been provided to Malan Realty Investors, Inc. and will be retained by Malan Realty Investors, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.


Date: May 12, 2003
                                                 /s/ Elliott J. Broderick
                                                 -------------------------
                                                 Elliott J. Broderick
                                                 Chief Financial Officer
                                                 (principal accounting officer)

                                 EXHIBIT INDEX



EXHIBIT NO.             DESCRIPTION
  99.1           Written Statement of the Chief Executive Officer

  99.2           Written Statement of the Chief Financial Officer