Form 10-Q
period 2003-06-30
MALAN REALTY INVESTORS INC
filed 2003-08-12
CIK 914735

--------------------------------------------------------------------------------



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2003

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

         As of August 11, 2003, 5,121,370 shares of Common Stock, Par Value $.01 Per share, were outstanding.

                          MALAN REALTY INVESTORS, INC.
                                    FORM 10-Q

                                      INDEX

                                                                                       PAGE
PART I   FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

              Statement of Net Assets in Liquidation (Liquidation Basis) as of
              June 30, 2003 (unaudited) and December 31, 2002                             3

              Statements of Changes in Net Assets in Liquidation (unaudited) for
              the three months and six months ended June 30, 2003                         4

              Notes to Consolidated Financial Statements (unaudited)                    5-9

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                          10-16

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                      16

Item 4.  Controls and Procedures                                                         16

PART II  OTHER INFORMATION                                                               17


SIGNATURES                                                                               19

CERTIFICATIONS                                                                        20-22

                  MALAN REALTY INVESTORS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION
                               (LIQUIDATION BASIS)
                                 (IN THOUSANDS)


                                                          JUNE 30,        DECEMBER 31,
                                                            2003              2002
                                                            ----              ----
                                                         (unaudited)
ASSETS
      Real estate held for sale                           $179,297          $191,802
      Cash and cash equivalents                             14,760            10,008
      Restricted cash - mortgage escrow deposits             2,591             1,753
      Accounts receivable                                    1,635             3,761
      Other assets                                             629               622
                                                          --------          --------
           Total Assets                                    198,912           207,946
                                                          --------          --------

LIABILITIES
      Mortgages                                             82,890            91,330
      Convertible debentures                                42,593            42,593
      Convertible notes                                     27,000            27,000
      Accounts payable and other liabilities                12,196            13,011
      Reserve for estimated liquidation costs                5,593             7,582
                                                          --------          --------
           Total Liabilities                               170,272           181,516
                                                          --------          --------


           NET ASSETS IN LIQUIDATION                      $ 28,640          $ 26,430
                                                          ========          ========



                 See Notes to Consolidated Financial Statements

                  MALAN REALTY INVESTORS, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                       THREE MONTHS      SIX MONTHS
                                                                      ENDED JUNE 30,    ENDED JUNE 30,
                                                                            2003             2003
                                                                       ------------     -------------

Net Assets in Liquidation beginning of period                          $     27,902     $      26,430
Operating Income                                                                 10               573
Changes in net assets in liquidation:
    Realized gain on sale of assets                                             313               313
    Decrease in fair value of real estate                                      (665)             (665)
    Decrease in reserve for estimated liquidation costs                       1,080             1,989
                                                                       ------------     -------------
Net Assets in Liquidation as of June 30, 2003                          $     28,640     $      28,640
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

Liquidation basis of accounting - As a result of the approval of the Plan of Liquidation by its shareholders, the Company adopted the liquidation basis of accounting for all periods beginning after September 30, 2002. On September 30, 2002, in accordance with the liquidation basis of accounting, assets were adjusted to estimated net realizable value and liabilities were adjusted to estimated settlement amounts, including estimated costs associated with carrying out the liquidation. The valuation of real estate held for sale is based on current contracts, estimates and other indications of sales value net of estimated selling costs. Actual values realized for assets and settlement of liabilities may differ materially from the amounts estimated. Due to the uncertainty in timing of anticipated sales of property, no provision has been made for estimated future cash flows from property operations.

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

Principles of Consolidation - The accompanying consolidated financial statements include the activity of the Company and its wholly owned subsidiaries, Malan Mortgagor, Inc., Malan Meadows, Inc., Malan Revolver, Inc., Malan Aurora Corp., Malan Midwest LLC, Malan Standby LLC, Malan WSC LLC, Malan WSC Manager LLC, Malan KMSC LLC and Bricktown Malan LLC. All significant inter-company balances and transactions have been eliminated.

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

2.  COMPENSATION PLANS

         During the six months ended June 30, 2003, the Company paid $21,000 in employee matching contributions to its 401(k) retirement plan.

3.  LIQUIDATING DISTRIBUTIONS

         The Company estimates that shareholders will receive liquidating distributions ranging from $4.50 per share to $6.25 per share, although they could receive less than this estimate. The Company does not intend to make liquidation distributions to shareholders until all of its debts have been provided for, unless required to do so in order to maintain status as a real estate investment trust (REIT). The Board of Directors has not established a firm timetable for future distributions to stockholders. However in order to maintain its status as a REIT, the Company will be required to make a distribution of its 2002 federal taxable income to its shareholders during 2003. The distribution must be declared prior to September 15, 2003 and must be payable prior to January 1, 2004 and before any distributions of 2003 taxable income can be made. The Board intends to distribute 100% of 2002 taxable income, which management currently estimates to be approximately $3.3 million. The Company may also be required to make distributions of 2003 taxable income upon final determination of the amounts.

4.  MORTGAGES

         As of June 30, 2003, the Company had the following debt obligations maturing in 2003:

                                                                                        BALANCE
                                                     RECOURSE (R)       MATURITY        JUNE 30,
                               COLLATERAL          NON-RECOURSE (N)       DATE            2003
                               ----------          ----------------       ----      --------------
                                                                                    (in thousands)
         Convertible     Bricktown
            Notes        Square                           R             7/15/03       $27,000

        JDI Loans LLC    6 Kmart anchored
                         shopping centers --
                         Columbus, IN                     R              8/9/03         8,312
                         Fairview Heights, IL

        Salomon Bros.    4 Wal-Mart anchored
         Realty Corp.    shopping centers;                N             8/11/03        23,000
                         Clinton Pointe
                         Shopping Center

       Cohen Financial   5 Kmart anchored                 R              9/1/03         8,763
                         shopping centers
                                                                                      -------

            Total                                                                     $67,075
                                                                                      =======

         The $27 million 8.5% Secured Convertible Notes due July 15, 2003 were retired in July 2003 utilizing a combination of proceeds from property sales and a $20.5 million loan with UBS Warburg Real Estate Investments, Inc. collateralized by the Company's interest in Bricktown Square Shopping Center in Chicago, Illinois. The loan is for a two year term, maturing August 11, 2005 with interest payable monthly at a rate of 350 basis points over LIBOR with a floor of 6.5% per annum. In addition, the loan requires monthly payments of principal equal to $30,000 during the first year and the greater of $30,000 or 50% of net cash flow from the property as defined in the loan agreement in the second year.

         In July 2003 the Company completed the sales of two Kmart buildings located in Cape Girardeau, Missouri and Oshkosh, Wisconsin. Net proceeds generated from the sale of $1.339 million and $1.462 million, respectively, were utilized to pay down the JDI loan to a balance of approximately $5.512 million. The remaining balance of the JDI loan was repaid in August 2003 out of available working capital.

         Also in July 2003 the Company completed the sale of Clinton Pointe Shopping Center generating proceeds of approximately $10.929 million, which were utilized to pay down the Salomon Brothers Realty Corp. loan to a balance of approximately $12.071 million. The Company subsequently negotiated an extension of the loan to August 11, 2004 with substantially similar terms.

         The Company is currently negotiating an extension of the Cohen Financial loan in the event that property sales do not generate sufficient proceeds to retire the loan by the September 1, 2003 maturity date.

5.  PROPERTY TRANSACTIONS AND CLASSIFICATIONS

         During the six months ended June 30, 2003 and subsequent, the Company disposed of the following properties (in thousands):

                                                            GROSS
                                                          LEASABLE                 NET PROCEEDS
                                                             AREA        CONTRACT        AFTER DEBT
 DATE           PROPERTY           LOCATION               (SQ. FT.)        PRICE          REPAYMENT
 ----           --------           --------               ---------        -----          ---------
3/31/03      Strip Center        Springfield, MO                8        $     425       $    --
4/29/03      Vacant --
             Former Kmart        Forestville, MD               84            2,900            2,877

6/4/03       Kmart Bldg.         Rockford, IL                 110            2,100            --
6/5/03       Southwind Theater   Lawrence, KS                  43            5,000            1,414

6/23/03      Kmart Bldg.         Springfield, MO               99            2,135            --
7/9/03       Kmart               Cape Girardeau, MO            80            1,400            --
7/11/03      Northway Mall       Marshfield, WI               287            3,600            3,287
7/11/03      Clinton Pointe                                   135           11,600            --
             Shopping Center     Clinton Twp., MI
7/28/03      Kmart               Oshkosh, WI                  104            1,550            --
                                                              ---        ---------       ----------



             Total                                            950        $  30,710       $    7,578
                                                              ===        =========       ==========


         Net cash generated from the sales was used for general working capital purposes and to pay down the outstanding balances on the Company's debt obligations.

         As of August 11, 2003, the following properties were under contract for sale:

                 PROPERTY                        LOCATION                                   CONTRACT PRICE
                 --------                        --------                                   --------------
                                                                                            (in thousands)
Orchard-14 Shopping Center                   Farmington Hills, MI                               $  6,200
Hobby Lobby                                  Fairview Heights, IL                                  2,300
Wal-Mart Plaza                               Columbus, IN                                          7,050
Tinseltown 17                                North Aurora, IL                                      6,300
Kmart                                        Franklin Park, IL                                     3,550
Cinemark 10                                  Melrose Park, IL                                      5,664
Westland Plaza                               Madison, WI                                           4,300
Vacant Land                                  Lawrence, KS                                            635
Westland Center                              Westland, MI                                          5,900
The Shops at Fairlane Meadows                Dearborn, MI                                         19,350
                                                                                                --------

                   Total                                                                        $ 61,249
                                                                                                ========

         Some of the above contracts are subject to due diligence and other contingencies and are expected to close within the next 30 to 120 days pending waiver of such contingencies.

         The Company's property in Hays, Kansas is under an option for sale expiring November 30, 2003 at a price of $900,000.

         The Company also has a signed letter of intent for the sale of one property for $2.065 million as of August 11, 2003.

6.  COMMITMENTS AND CONTINGENCIES

Litigation

         In July 2003, the Michigan Court of Appeals upheld a previous decision by the Circuit Court in Oakland County, Michigan granting summary disposition in favor of Anthony S. Gramer, the former president and CEO of the Company, in litigation brought by Gramer seeking more than $1 million for breach of an employment agreement.

         The Court of Appeals affirmed the decision that Gramer is entitled under his agreements with the Company to both change in control payments and termination payments through December 2003, in a lump sum. The Company has filed a petition with the Michigan Supreme Court to review the appellate court decision. The Company believes it has met all obligations under the employment agreement and accordingly did not record a liability previously since it did not consider an unfavorable decision to be probable. As a result of the ruling, the Company has recorded a liability of $1.4 million at June 30, 2003, based on the amount of the award plus accrued interest through the expected date of resolution.

         The Company currently has a bond totaling approximately $1.573 million posted with the court representing 125% of the award plus potential interest. Requirements of the bond include an irrevocable letter of credit in the total amount of the bond. Terms of the letter of credit, which was issued by Bank One included a reduction in the available borrowing on the Company's line of credit in the principal amount of the letter.

7.  KMART BANKRUPTCY

         In January 2002, the Company's major tenant, Kmart Corporation ("Kmart"), filed a voluntary petition for reorganization relief under Chapter 11 of the U.S. Bankruptcy Code. As part of its plan of reorganization, Kmart closed four of its stores owned by the Company in May 2002 and subsequently rejected the leases on three of these stores and assigned the lease on its store in Madison, Wisconsin to Burlington Coat Factory in June 2002. Total revenues from leases that were rejected by Kmart for these stores, located in Forestville, Maryland, Marshfield, Wisconsin and Topeka, Kansas, were approximately $1.1 million annually. In January 2003, Kmart announced its intention to close an additional store located in Milwaukee, Wisconsin and subsequently rejected the lease in April 2003. Total revenues from the Milwaukee store were approximately $400,000 annually.

         The Company has listed all its properties for sale including those affected by the lease rejections. In April 2003, the Company completed the sale of Forestville, Maryland at a price of $2.9 million and in July 2003 completed the sale of Marshfield, Wisconsin for $3.6 million. The Company is also attempting to re-lease the vacant Kmart space in Milwaukee, Wisconsin and Topeka, Kansas. In addition, under the bankruptcy laws, a landlord is entitled to rejection damages within certain limitations, which are currently estimated to be approximately 10% of the total claim. While the actual effect on future cash flows resulting from the store closures and lease rejections cannot be determined at this time, the Company does not anticipate that its cash flows will be materially affected by the revenues lost from the rejected leases over the short term as a result of proceeds received on the sales of Forestville, Maryland and Marshfield, Wisconsin.

         In April 2003, Kmart's plan of reorganization was confirmed by the Bankruptcy Court and on May 6, 2003, it announced that it had emerged from Chapter 11 bankruptcy. To date, the Company has received approximately $2.077 million of its pre-petition bankruptcy claim from Kmart.

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

         The change in the Company's Reserve for Estimated Liquidation Costs for the three months ended June 30, 2003 is detailed as follows in thousands:

                                               BALANCE                                           BALANCE
                                            APRIL 1, 2003        PAYMENTS     ADJUSTMENTS     JUNE 30, 2003
                                            -------------        --------     -----------     -------------
      Severance, Retention and Bonus          $ 1,748            $   (63)      $   (128)       $   1,557
      Payroll and Personnel Costs               2,543               (344)          (379)           1,820
      Provision for State Taxes                   619                 (8)          (101)             510
      Professional Fees                         1,049               (328)           412            1,133
      Office & Administrative Expenses            714               (158)            17              573
                                              -------            -------       --------        ---------

      Total                                   $ 6,673            $  (901)      $   (179)       $   5,593
                                              =======            =======       ========        =========

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

OVERVIEW

         In August 2002, the Company's shareholders approved a complete plan of liquidation of the Company (See "Plan of Liquidation" below). As a result, the Company adopted the liquidation basis of accounting for periods beginning after September 30, 2002. Accordingly, the Company ceased to record revenues and expenses after that date, and reports only the changes in Net Assets in Liquidation for the periods thereafter.

CHANGES IN NET ASSETS IN LIQUIDATION

Three Months Ended June 30, 2003

         Net Assets in Liquidation increased $738,000 from March 31, 2003 to June 30, 2003. Operating income including income from properties and interest expense on corporate and property specific debt was approximately $10,000 during the period. Included in operating income is a $1.4 million charge relating to an unfavorable court decision against the Company issued in July 2003 (see "Litigation" below) and a reduction in estimated environmental investigation and remediation costs of $1.1 million due to revisions in actual and estimated remediation costs at several of the properties based on test results and further investigation of the issues. Realized gains from the sale of assets was approximately $313,000 and the estimated fair value on the remaining properties held for sale decreased $665,000 based on executed contracts for sale. The reserve for estimated liquidation costs decreased approximately $1.08 million primarily due to payments of and estimated decreases in personnel costs and anticipated state and local income taxes.

Six Months Ended June 30, 2003

         Net Assets in Liquidation increased $2.210 million from December 31, 2002 to June 30, 2003. Operating income including income from properties and interest expense on corporate and property specific debt was approximately $573,000 during the period. Included in operating income is a $1.4 million charge relating to an unfavorable court decision against the Company issued in July 2003 (see "Litigation" below) and a reduction in estimated environmental investigation and remediation costs of $1.1 million due to revisions in actual and estimated remediation costs at several of the properties based on test results and further investigation of the issues. Realized gains from the sale of assets was approximately $313,000 and the estimated fair value on the remaining properties held for sale decreased $665,000 based on executed contracts. The reserve for estimated liquidation costs decreased approximately $1.989 million primarily due to payments of and estimated decreases in personnel costs and anticipated state and local income taxes.

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

CAPITAL EXPENDITURES

         The Company incurs capital expenditures in the ordinary course of business in order to maintain its properties. Such capital expenditures typically include roof, parking lot and other structural repairs, some of which are reimbursed by tenants. Approximately $762,000 is anticipated to be incurred in 2003 for capital expenditures (of which $12,000 were incurred during the six months ended June 30, 2003).

         In order to procure new tenants or renegotiate expiring leases with current tenants, the Company will provide inducements such as building allowances or space improvements and will pay leasing commissions to outside brokers in accordance with prevailing market conditions. The total cost of these expenditures in 2003 is estimated to be approximately $225,000 (of which $103,000 were incurred during the six months ended June 30, 2003). These expenditures are generally funded by operating cash flows.

SOURCES OF CAPITAL

         The Company sold the following properties during the six months ended June 30, 2003 and subsequent (in thousands):


                                                            GROSS
                                                          LEASABLE                      NET PROCEEDS
                                                            AREA         CONTRACT        AFTER DEBT
 DATE           PROPERTY           LOCATION               (SQ. FT.)        PRICE          REPAYMENT
 ----           --------           --------               ---------        -----          ---------
                                                                       (IN THOUSANDS)
3/31/03      Strip Center        Springfield, MO                8       $     425        $   --
4/29/03      Vacant --
             Former Kmart        Forestville, MD               84           2,900            2,877
6/4/03       Kmart Bldg.         Rockford, IL                 110           2,100            --
6/5/03       Southwind Theater   Lawrence, KS                  43           5,000            1,414
6/23/03      Kmart Bldg.         Springfield, MO               99           2,135            --
7/9/03       Kmart               Cape Girardeau, MO            80           1,400            --
7/11/03      Northway Mall       Marshfield, WI               287           3,600            3,287
7/11/03      Clinton Pointe
             Shopping Center     Clinton Twp., MI             135          11,600            --
7/28/03      Kmart               Oshkosh, WI                  104           1,550            --
                                                              ---       ---------        ---------


             Total                                            950       $  30,710        $   7,578
                                                              ===       =========        =========

           Net cash generated from the sales was used for general working capital purposes and to pay down the outstanding balances on the Company's debt obligations.

         As of August 11, 2003, the following properties were under contract for sale:

                 PROPERTY                                   LOCATION                              CONTRACT PRICE
                 --------                                   --------                              --------------
                                                                                                  (in thousands)
Orchard-14 Shopping Center                   Farmington Hills, MI                                    $  6,200
Hobby Lobby                                  Fairview Heights, IL                                       2,300
Wal-Mart Plaza                               Columbus, IN                                               7,050
Tinseltown 17                                North Aurora, IL                                           6,300
Kmart                                        Franklin Park, IL                                          3,550
Cinemark 10                                  Melrose Park, IL                                           5,664
Westland Plaza                               Madison, WI                                                4,300
Vacant Land                                  Lawrence, KS                                                 635
Westland Center                              Westland, MI                                               5,900
The Shops at Fairlane Meadows                Dearborn, MI                                              19,350
                                                                                                     --------

                   Total                                                                             $ 61,249
                                                                                                     ========

         Some of the above contracts are subject to due diligence and other contingencies and are expected to close within the next 30 to 120 days pending waiver of such contingencies.

         The Company's property in Hays, Kansas is under an option for sale expiring November 30, 2003 at a price of $900,000.

         The Company also has a signed letter of intent for the sale of one property for $2.065 million as of August 11, 2003.

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

         As of June 30, 2003, the Company had the following debt obligations maturing in the next twelve months:

                                                                                               BALANCE
                                                             RECOURSE (R)       MATURITY       JUNE 30,
                     LOAN              COLLATERAL          NON-RECOURSE (N)       DATE           2003
                     ----              ----------          ----------------       ----      --------------
                                                                                            (in thousands)
                 Convertible     Bricktown
                    Notes        Square                           R             7/15/03       $27,000

                JDI Loans LLC    6 Kmart anchored
                                 shopping centers --
                                 Columbus, IN                     R              8/9/03         8,312
                                 Fairview Heights, IL

                Salomon Bros.    4 Wal-Mart anchored
                 Realty Corp.    shopping centers;                N             8/11/03        23,000
                                 Clinton Pointe
                                 Shopping Center

               Cohen Financial   5 Kmart anchored                 R              9/1/03         8,763
                                 shopping centers
                                                                                              -------

                                             Total                                            $67,075
                                                                                              =======


           The $27 million Secured Convertible notes due July 15, 2003 were retired in July 2003 utilizing a combination of proceeds from property sales and a $20.5 million loan with UBS Warburg Real Estate Investments, Inc. collateralized by the Company's interest in Bricktown Square Shopping Center in Chicago, Illinois. The loan is for a two year term, maturing September 11, 2005 with interest payable monthly at a rate of 350 basis points over LIBOR with a floor of 6.5%. In addition, the loan requires monthly payments of principal equal to $30,000 during the first year and the greater of $30,000 or 50% of net cash flow from the property as defined in the loan agreement in the second year.

           In July 2003 the Company completed the sales of two Kmart buildings located in Cape Girardeau, Missouri and Oshkosh, Wisconsin. Net proceeds generated from the sale of $1.339 million and $1.462 million, respectively, were utilized to pay down the JDI loan to a balance of approximately $5.512 million. The remaining balance of the JDI loan was repaid in August 2003 out of available working capital

           Also in July 2003 the Company completed the sale of Clinton Pointe Shopping Center generating proceeds of approximately $10.929 million, which were utilized to pay down the Salomon Brothers Realty Corp. loan to a balance of approximately $12.071 million. The Company subsequently negotiated an extension of the loan to August 11, 2004 with substantially similar terms.

           The Company is currently negotiating an extension of the Cohen Financial loan in the event that property sales do not generate sufficient proceeds to retire the loan by the September 1, 2003 maturity date.

LITIGATION

         In July 2003, the Michigan Court of Appeals upheld a previous decision by the Circuit Court in Oakland County, Michigan granting summary disposition in favor of Anthony S. Gramer, the former president and CEO of the Company, in litigation brought by Gramer seeking more than $1 million for breach of an employment agreement.

         The Court of Appeals affirmed the decision that Gramer is entitled under his agreements with the Company to both change in control payments and termination payments through December 2003, in a lump sum. The Company has filed a petition with the Michigan Supreme Court to review the appellate court decision. The Company believes it has met all obligations under the employment agreement and accordingly did not record a liability previously since it did not consider an unfavorable decision to be probable. As a result of the ruling, the Company has recorded a liability of $1.4 million at June 30, 2003, based on the amount of the award plus accrued interest through the expected date of resolution.

         The Company currently has a bond totaling approximately $1.573 million posted with the court representing 125% of the award plus potential interest. Requirements of the bond include an irrevocable letter of credit in the total amount of the bond. Terms of the letter of credit, which was issued by Bank One included a reduction in the available borrowing on the Company's line of credit in the principal amount of the letter.

KMART BANKRUPTCY

         In January 2002, the Company's major tenant, Kmart Corporation ("Kmart"), filed a voluntary petition for reorganization relief under Chapter 11 of the U.S. Bankruptcy Code. As part of its plan of reorganization, Kmart closed four of its stores owned by the Company in May 2002 and subsequently rejected the leases on three of these stores and assigned the lease on its store in Madison, Wisconsin to Burlington Coat Factory in June 2002. Total revenues from leases that were rejected by Kmart for these stores, located in Forestville, Maryland, Marshfield, Wisconsin and Topeka, Kansas, were approximately $1.1 million annually. In January 2003, Kmart announced its intention to close an additional store located in Milwaukee, Wisconsin and subsequently rejected the lease in April 2003. Total revenues from the Milwaukee store were approximately $400,000 annually.

         The Company has listed all its properties for sale including those affected by the lease rejections. In April 2003, the Company completed the sale of Forestville, Maryland at a price of $2.9 million and in July 2003 completed the sale of Marshfield, Wisconsin for $3.6 million. The Company is also attempting to re-lease the vacant Kmart space in Milwaukee, Wisconsin and Topeka, Kansas. In addition, under the bankruptcy laws, a landlord is entitled to rejection damages within certain limitations, which are currently estimated to be approximately 10% of the total claim. While the actual effect on future cash flows resulting from the store closures and lease rejections cannot be determined at this time, the Company does not anticipate that its cash flows will be materially affected by the revenues lost from the rejected leases over the short term as a result of proceeds received on the sales of Forestville, Maryland and Marshfield, Wisconsin.

         In April 2003, Kmart's plan of reorganization was confirmed by the Bankruptcy Court and on May 6, 2003, it announced that it had emerged from Chapter 11 bankruptcy. To date, the Company has received approximately $2.077 million of its pre-petition bankruptcy claim from Kmart.

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

         The change in the Company's Reserve for Estimated Liquidation Costs for the three months ended June 30, 2003 is detailed as follows in thousands:

                                                BALANCE                                        BALANCE
                                             APRIL 1, 2003      PAYMENTS    ADJUSTMENTS     JUNE 30, 2003
                                             -------------      --------    -----------     -------------
      Severance, Retention and Bonus          $   1,748        $     (63)    $    (128)       $   1,557
      Payroll and Personnel Costs                 2,543             (344)         (379)           1,820
      Provision for State Taxes                     619               (8)         (101)             510
      Professional Fees                           1,049             (328)          412            1,133
      Office & Administrative Expenses              714             (158)           17              573
                                              ---------        ---------     ---------        ---------

                                              $   6,673        $    (901)    $    (179)       $   5,593
                                              =========        =========     =========        =========
      Total

         The Company estimates that shareholders will receive liquidating distributions ranging from $4.50 per share to $6.25 per share although they could receive less than this.

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

EMPLOYMENT CONTRACTS

         In May 2003, the Board of Directors approved an amendment to extend its employment agreement with its President and Chief Executive Officer, Jeffrey D. Lewis, through September 30, 2004. Terms of the amendment include an increase in base salary to $275,000 per year, a non-renewal payment of $50,000 and a liquidation bonus based upon aggregate liquidating distributions to shareholders.

         The Company has elected not to exercise an option to extend its employment agreement with its Chief Financial Officer, Secretary and Treasurer, Elliott J. Broderick. The Company and Mr. Broderick are currently negotiating an agreement for Mr. Broderick to provide services after the contract expiration date of September 30, 2003.

SAFE HARBOR STATEMENT

       Each of the above statements regarding anticipated operating results are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes the statements and projections are based upon reasonable assumptions, actual results may differ from those projected.

         Key factors that could cause actual results to differ materially include uncertainties regarding the length of time required to sell the Company's properties and execute the Plan of Liquidation and expenses incurred during the liquidation period, the Company's ability to retire or refinance its indebtedness as it comes due, the Company's success in selling assets, and the changing market conditions affecting the sales price of its properties, the disproportionate effect of changes in proceeds from property sales on liquidating distributions due to the Company's capital structure, economic downturns, leasing activities, the outcome of the Company's appeal of the Court's decision affirming the Gramer litigation, bankruptcies and other financial difficulties of tenants, the cost of addressing environmental concerns, unforeseen contingent liabilities, and other risks associated with the commercial real estate business, and as detailed in Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

         The Company has exposure to interest rate risk on its debt obligations and interest rate instruments. Based on the Company's outstanding variable rate debt at June 30, 2003, a one percent increase or decrease in interest rates would decrease or increase, respectively, the Company earnings and cash flows by approximately $401,000 on an annualized basis.

ITEM 4.  CONTROLS AND PROCEDURES

         Under the supervision and with the participation of the Company's management, including the Company's principal executive officer and principal financial officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by the filing date of this report. Based on such evaluation, the Company's principal executive officer and principal accounting officer have concluded that the Company's disclosure controls and procedures are effective.

         There has been no significant change in the Company's internal controls over financial reporting identified in connection with the evaluation referred to above that occurred during the last quarter and that has materially affected, or is reasonable likely to material affect, the Company's internal controls over financial reporting.

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

          NONE

Item 3:   Defaults Upon Senior Securities

          NONE

Item 4:   Submission of Matters to a Vote of Security Holders

          The following matters were submitted to a vote of the security holders of the Company at its Annual Meeting of Shareholders held on May 13, 2003

          Election of
          Directors          Nominees                  Votes For        Votes Withheld
                             --------                  ----------       --------------

                             Jeffrey D. Lewis          4,798,801            189,361
                             Paul Gray II              4,798,801            189,361
                             Jill Holup                4,799,801            188,361
                             John P. Kramer            4,799,801            188,361
                             Edward J. Russell III     4,799,801            188,361

Item 5:   Other Information

          NONE

Item 6:   Exhibits and Reports on Form 8-K

          a)   Exhibit Index:
                  *10 (y)    Amendment no. 1 dated May 13, 2003, to
                             Employment Agreement dated September 26,
                             2000 by and between the Company and Jeffrey D. Lewis        Filed with this document
                  *10 (z)    Amendment no. 1 dated May 13, 2003, to
                             Employment Agreement dated July 16, 2002 by
                             and between the Company and Elliott J. Broderick            Filed with this document
                   31.1      Certification of Chief Executive Officer                    Filed with this document
                   31.2      Certification of Chief Financial Officer                    Filed with this document
                   32.1      Written Statement of the Chief Executive Officer
                             and Chief Financial Officer                                 Filed with this document

                   * A management contract or compensatory plan or arrangement required to be filed pursuant to Instruction 2 of 601
                       (b)(10) of Regulation S-K

          b)  Reports on Form 8-K

              A Form 8-K dated May 14, 2003 and furnished May 19, 2003 reported net assets in liquidation and sales activity for the first quarter of 2003.

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

MALAN REALTY INVESTORS, INC.



By:  /s/ Jeffrey D. Lewis
     --------------------------------------
     Jeffrey D. Lewis
     Chief Executive Officer




By:  /s/ Elliott J. Broderick
     ------------------------------------
     Elliott J. Broderick
     Chief Financial Officer (principal accounting officer)




Dated: August 11, 2003

                               10-Q EXHIBIT INDEX

EXHIBIT NO.              DESCRIPTION

EX-

EX-

EX- 10(y)

EX- *10 (y)    Amendment no. 1 dated May 13, 2003, to
               Employment Agreement dated September 26,
               2000 by and between the Company and Jeffrey D. Lewis
EX- *10 (z)    Amendment no. 1 dated May 13, 2003, to
               Employment Agreement dated July 16, 2002 by
               and between the Company and Elliott J. Broderick
EX-  31.1      Certification of Chief Executive Officer
EX-  31.2      Certification of Chief Financial Officer
EX-  32.1      Written Statement of the Chief Executive Officer
               and Chief Financial Officer