Form 10-Q
period 2003-09-30
MALAN REALTY INVESTORS INC
filed 2003-11-14
CIK 914735

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

                     For the quarterly period ended September 30, 2003

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

          As of November 7, 2003, 5,121,370 shares of Common Stock, Par Value $.01 Per share, were outstanding.

                          MALAN REALTY INVESTORS, INC.
                                    FORM 10-Q

                                      INDEX


                                                                                              PAGE
                                                                                              ----
PART I  FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                      Statement of Net Assets in Liquidation (Liquidation Basis)
                      as of September 30, 2003 (unaudited), and December 31, 2002              3

                      Statements of Changes in Net Assets in Liquidation
                      (unaudited) for the three months and nine months ended
                      September 30, 2003                                                       4

                      Notes to Consolidated Financial Statements (unaudited)                5-10

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                                11-18

Item 3. Quantitative and Qualitative Disclosures About Market Risk                            18

Item 4. Controls and Procedures                                                               18

PART II OTHER INFORMATION                                                                     19

SIGNATURES                                                                                    20

EXHIBITS                                                                                   21-23

                  MALAN REALTY INVESTORS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION
                               (Liquidation Basis)
                                 (in thousands)



                                                  SEPTEMBER 30,   DECEMBER 31,
                                                      2003            2002
                                                   (UNAUDITED)
ASSETS
     Real estate held for sale                       $122,901      $191,802
     Cash and cash equivalents                         16,748      $ 10,008
     Restricted cash - litigation                       1,824          -
     Restricted cash - mortgage escrow deposits         2,071      $  1,753
     Accounts receivable                                1,733         3,761
     Other assets                                         625           622
                                                     --------      --------
           Total Assets                               145,902       207,946
                                                     --------      --------

Liabilities
     Mortgages                                         63,231        91,330
     Convertible debentures                            42,593        42,593
     Convertible notes                                               27,000
     Accounts payable and other                         6,939        13,011
     Reserve for estimated liquidation costs            4,133         7,582
                                                     --------      --------
           Total Liabilities                          116,896       181,516
                                                     --------      --------


           NET ASSETS IN LIQUIDATION                 $ 29,006      $ 26,430
                                                     ========      ========



                 See Notes to Consolidated Financial Statements

                  MALAN REALTY INVESTORS, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                                 (in thousands)


                                                                    THREE MONTHS           NINE MONTHS
                                                                       ENDED                 ENDED
                                                                    SEPTEMBER 30,         SEPTEMBER 30,
                                                                         2003                 2003
                                                                    -------------         -------------
Net Assets in Liquidation beginning of period                          $ 28,640             $ 26,430
Operating Income                                                          2,546                5,177
Changes in net assets in liquidation:
        Distribution to shareholders                                     (2,611)              (2,611)
        Realized loss on sale of assets                                    (720)                (407)
        Increase in fair value of real estate                             1,427                  762
        Increase in reserve for estimated liquidation costs                (276)                (345)
                                                                       --------             --------
Net Assets in Liquidation as of September 30, 2003                     $ 29,006             $ 29,006
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

Basis of Presentation - The accompanying interim consolidated financial statements and related notes of the Company are unaudited; however, they have been prepared in accordance with generally accepted accounting principles for interim financial reporting for a company in voluntary liquidation, the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such rules. In the opinion of management, all adjustments consisted only of normal recurring adjustments considered necessary for a fair presentation of the Company's consolidated financial position, results of operations and cash flows have been included. The results of such interim periods are not necessarily indicative of the results of operations for the full year. These financial statements should be read in conjunction with the Company's audited financial statements and other information included in the Company's Annual Report on the Form 10-K for the year ended December 31, 2002.

Principles of Consolidation - The accompanying consolidated financial statements include the activity of the Company and its wholly owned subsidiaries, Malan Mortgagor, Inc., Malan Meadows, Inc., Malan Revolver, Inc., Malan Aurora Corp., Malan Pine Ridge LLC, Malan Midwest, LLC, Malan Standby LLC, Malan WSC, LLC, and Malan KMSC, LLC and Bricktown Malan LLC. All significant inter-company balances and transactions have been eliminated.

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

2.      COMPENSATION PLANS

        During the nine months ended September 30, 2003, the Company paid approximately $47,000 in employee matching contributions to its 401(k) retirement plan.

3.       LIQUIDATING DISTRIBUTIONS

        The Company estimates that shareholders will receive total liquidating distributions ranging from $4.50 per share to $6.25 per share, although they could receive less than this estimate. This range includes the $.51 per share distributed on September 30, 2003. The Company does not intend to make liquidation distributions to shareholders until all of its debts have been provided for, unless required to do so in order to maintain status as a real estate investment trust (REIT). The Board of Directors has not established a firm timetable for future distributions to stockholders. However, in order to maintain its status as a REIT, the Company was required to make a distribution of its 2002 federal taxable income to its shareholders during 2003. A distribution of $.51 per share was declared and paid in September 2003. The dividend was based on the Company's 2002 taxable income of $2.6 million. The Company may also be required to make distributions of 2003 taxable income.

4.      DEBT OBLIGATIONS

        As of September 30, 2003, the Company had the following debt obligations:


                                                  RECOURSE (R)     MATURITY        BALANCE
                                COLLATERAL      NON-RECOURSE (N)     DATE     SEPTEMBER 30, 2003
                                ----------      ----------------     ----     ------------------
                                                                                (in thousands)
        Convertible          Unsecured                 R           7/15/04       $   42,593
        Debentures

        Salomon Bros.        4 Wal-Mart                N           8/11/04           12,071
        Realty Corp.         anchored
                             shopping centers

        Wells Fargo Bank     Westland                  N           11/2007            5,543
                             Shopping Center

        Bank of America,     N. Aurora, IL             N           11/2009            5,338
        USA                  Tinseltown
                             Theater

        Wells Fargo Bank     13 Retail                 N            6/2028           19,809
        (formerly            Properties
        Bloomfield
        Acceptance Corp.)

        UBS Warburg          Bricktown Square          N            8/2005           20,470
                                                                                   ---------

               Total                                                              $ 105,824
                                                                                  =========

        During the third quarter the Company retired the following debt:

        $27 million 8.5% Secured Convertible Notes due July 15, 2003 - In July 2003 the notes were retired utilizing a combination of proceeds from property sales and a $20.5 million loan with UBS Warburg Real Estate Investments, Inc. which is collateralized by the Company's interest in Bricktown Square Shopping Center in Chicago, Illinois. The loan is for a two year term, maturing August 11, 2005, with interest payable monthly at a rate of 350 basis points over LIBOR with a floor of 6.5% per annum. In addition, the loan requires monthly payments of principal equal to $30,000 during the first year and the greater of $30,000 or 50% of net cash flow from the property as defined in the loan agreement in the second year.

        JDI Loan due August 9, 2003 - In July 2003 the Company completed the sales of two Kmart buildings located in Cape Girardeau, Missouri and Oshkosh, Wisconsin. Net proceeds generated from the sales of $1.339 million and $1.462 million, respectively, were utilized to pay down the JDI loan to a balance of approximately $5.512 million. The remaining balance of the loan was repaid in August 2003 out of available working capital.

        Cohen Financial loan due September 1, 2003 - In July 2003 the company completed the sale of a Kmart building in Franklin Park, Illinois. The net proceeds of $3.187 million were utilized to pay down the Cohen loan to a balance of $5.367 million. The remaining balance of the loan was repaid in August 2003 out of available working capital.

        Also in July 2003 the Company completed the sale of Clinton Pointe Shopping Center generating proceeds of approximately $10.929 million, which were utilized to pay down the Salomon Brothers Realty Corp. loan to a balance of approximately $12.071 million. This loan had an original due date of August 11, 2003. The Company negotiated an extension of the loan to August 11, 2004 with substantially similar terms.

        In September 2003, the Company completed the sale of the Orchard-14 Shopping Center in Farmington Hills, Michigan. Upon the sale, the Company's line of credit with Bank One was extinguished. At that time, there was no outstanding balance on the line of credit.

        On September 25, 2003 the Company announced a partial redemption call for $10 million of 9.5% Convertible Subordinated Debentures which are due July 15, 2004. The redemption was paid October 27, 2003. The portion of the Debentures being called were redeemed at par, plus accrued but unpaid interest, and retired.

        On November 7, 2003, the Company announced a second partial redemption call for $13 million of 9.5% convertible Subordinated Debentures. The portion of the Debentures being called will be redeemed at par, plus accrued but unpaid interest, and retired. The payment date is December 18, 2003. After the December redemption the Debenture balance will be $19.593 million.

5.      PROPERTY TRANSACTIONS AND CLASSIFICATIONS

        During the nine months ended September 30, 2003 and subsequent, the Company disposed of the following properties (in thousands):


                                                  GROSS
                                                 LEASABLE              NET PROCEEDS
                                                   AREA     CONTRACT    AFTER DEBT
 DATE        PROPERTY           LOCATION        (SQ. FT.)    PRICE      REPAYMENT
 ----        --------           --------        ---------    -----      ---------
3/31/03     Strip Center     Springfield, MO        98      $    425    $   --
4/29/03     Vacant --
            Former Kmart     Forestville, MD        84         2,900      2,877
6/4/03      Kmart Bldg.      Rockford, IL          110         2,100        --
6/5/03      Southwind        Lawrence, KS
            Theater                                 43         5,000      1,414
6/23/03     Kmart Bldg.      Springfield, MO        99         2,135        --
7/9/03      Kmart            Cape Girardeau, MO     80         1,400        --
7/11/03     Northway Mall    Marshfield, WI        287         3,600      3,287
7/11/03     Clinton Pointe
            Shopping Center  Clinton Twp., MI      135        11,600        --


                                                     GROSS
                                                    LEASABLE              NET PROCEEDS
                                                      AREA     CONTRACT    AFTER DEBT
 DATE        PROPERTY           LOCATION           (SQ. FT.)    PRICE      REPAYMENT
 ----        --------           --------           ---------    -----      ---------
7/28/03     Kmart            Oshkosh, WI              104         1,550        --
8/13/03     Kmart            Franklin Park, IL         96         3,550        --
8/13/03     Cinemark 10      Melrose Park, IL          69         5,664      5,365
8/14/03     Wal-Mart Plaza   Columbus, IN             190         7,050      6,745
9/12/03     The Shops at
            Fairlane
            Meadows          Dearborn, MI             137        19,350      7,007
9/15/03     Orchard-14
            Shopping Center  Farmington Hills, MI     139         6,200      5,765
10/20/03    Kmart            Lansing, IL               96         4,200      4,094
11/6/03     Kmart Plaza      Kenosha, WI              120         2,800      2,639
11/6/03     Kmart Plaza      Ft. Atkinson, WI          89         1,000        910
11/6/03     Kmart            Chicago, IL               96         3,400      3,273
                                                       --         -----      -----

            Total                                   2,072     $  83,924   $ 43,376
                                                    =====     =========     ======


        Net cash generated from the sales was used for general working capital purposes and to pay down the outstanding balances on the Company's debt obligations.

        As of November 12, 2003, the following properties were under contract for sale:


                  PROPERTY                     LOCATION                 CONTRACT PRICE
                  --------                     --------                 --------------
                                                                        (in thousands)
        Hobby Lobby                   Fairview Heights, IL              $   2,300
        Tinseltown 17                 North Aurora, IL                      6,300
        Westland Plaza                Madison, WI                           4,300
        Vacant Land                   Lawrence, KS                            635
        Westland Center               Westland, MI                          5,900
        Wal-Mart Plaza                Wood River, IL                        6,200
        Kmart                         Milwaukee, WI                         2,700
        Harbor Freight                Topeka, KS                            1,000
                                                                            -----

                                                           Total         $ 29,335
                                                                         ========


        Some of the above contracts are subject to due diligence and other contingencies and are expected to close within the next 30 to 120 days pending waiver of such contingencies.

        The Company also has signed letters of intent for the sale of 17 properties for a total of $51.8 million as of November 12, 2003.

        The Company has six properties that are not under contract or letter of intent.


6.      COMMITMENTS AND CONTINGENCIES

Litigation

        In July 2003, the Michigan Court of Appeals upheld a previous decision by the Circuit Court in Oakland County, Michigan granting summary disposition in favor of Anthony S. Gramer, the former president and CEO of the Company, in litigation brought by Gramer seeking more than $1 million for breach of an employment agreement.

        The Court of Appeals affirmed the decision that Gramer is entitled under his agreements with the Company to both change in control payments and termination payments through December 2003, in a lump sum. The Company has filed a petition with the Michigan Supreme Court to review the appellate court decision. The Company believes it met all obligations under the employment agreement and accordingly did not record a liability prior to the Court's decision since it did not consider an unfavorable decision to be probable. As a result of the Court's ruling in July 2003, the Company recorded a liability of $1.4 million in the second quarter, based on the amount of the award plus accrued interest through the expected date of resolution.

        The Company currently has a bond totaling approximately $1.573 million posted with the court representing 125% of the award plus potential interest. Requirements of the bond include an irrevocable letter of credit in the total amount of the bond. The letter of credit is collateralized by a restricted cash account with Bank One.

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

        The Company has listed all its properties for sale including those affected by the lease rejections. In April 2003, the Company completed the sale of Forestville, Maryland at a price of $2.9 million and in July 2003 completed the sale of Marshfield, Wisconsin for $3.6 million. The Company has re-leased approximately 60% of the former vacant Kmart space in Milwaukee, Wisconsin at an annual rent of approximately $186,000. The Company has executed a letter of intent to purchase the property at a contract price of $2.7 million. The Company has received a contract to purchase the property in Topeka, Kansas at a price of $1.0 million. In addition, under the bankruptcy laws, a landlord is entitled to rejection damages within certain limitations, which are currently estimated to be approximately 10% of the total claim. Because the Company is in voluntary liquidation it does not anticipate that its cash flows will be materially affected by the revenues lost from the rejected leases.

        In April 2003, Kmart's plan of reorganization was confirmed by the Bankruptcy Court and on May 6, 2003, it announced that it had emerged from Chapter 11 bankruptcy. To date, the Company has received approximately $2.23 million of its pre-petition bankruptcy claim from Kmart.

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

        The change in the Company's Reserve for Estimated Liquidations Costs for the three months ended September 30, 2003 is detailed as follows:


                                          BALANCE                                     BALANCE
                                       JULY 1, 2003    PAYMENTS    ADJUSTMENTS  SEPTEMBER 30, 2003
                                       ------------    --------    -----------  ------------------
     Severance, Retention and Bonus      $  1,557     $  (480)     $     (78)        $     999
     Payroll and Personnel Costs            1,820        (551)           113             1,382
     Provision for State Taxes                510         (58)           (63)              389
     Professional Fees                      1,133        (483)           283               933
     Office & Administrative Expenses         573        (164)            21               430
                                             ----        ----            ---             -----

     Total                               $  5,593     $(1,736)     $     276         $   4,133
                                          =======     =======      =========         =========

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

CHANGES IN NET ASSETS IN LIQUIDATION

Three Months Ended September 30, 2003

        Net Assets in Liquidation increased $366,000 from July 1, 2003 to September 30, 2003. Operating income including income from properties and interest expense on corporate and property specific debt was approximately $2.546 million during the period. Realized loss from the sale of assets was approximately $720,000 and the estimated fair value on the remaining properties held for sale increased $1.427 million based on executed contracts for sale. The reserve for estimated liquidation costs increased approximately $276,000 primarily due to increases in actual legal fees over what was previously projected. A distribution of $2.611 million to shareholders was made September 30, 2003.

Nine Months Ended September 30, 2003

        Net Assets in Liquidation increased $2.576 million from December 31, 2002 to September 30, 2003. Operating income including income from properties and interest expense on corporate and property specific debt was approximately $5.177 million during the period. Included in operating income is a $1.4 million charge relating to an unfavorable court decision against the Company issued in July 2003 (see "Litigation" below) and a reduction in estimated environmental investigation and remediation costs of $1.8 million due to revisions in actual and estimated remediation costs at several of the properties based on test results and further investigation of the issues. Realized loss from the sale of assets was approximately $407,000 and the estimated fair value on the remaining properties held for sale increased $762,000 based on executed contracts. The reserve for estimated liquidation costs increased approximately $345,000 and is primarily due to increases in actual legal fees over what was previously projected. A distribution of $2.611 million to shareholders was made September 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

        Prior to approval by its shareholders in August 2002 of the Plan of Liquidation, cash flow from operations was the principal source of capital to fund the Company's ongoing operations. Efforts to increase cash flow over the past twelve months for repayment and retirement of impending debt maturities have centered on disposition of assets, refinancing of unencumbered properties and the leasing of vacant space and retention of existing tenants.

        The Company anticipates that its cash flow from operations and sales of property will be sufficient to fund its cash needs for payment of expenses during the liquidation period, capital expenditures, recurring debt service payments and repayment of debt maturities. Because of differences between the timing of property sales and the maturity of certain debt obligations coming due in 2004, the Company may need to refinance some properties and/or request extensions of existing financing agreements or obtain back-up financing arrangements (see "Financings" below).

        The Company estimates that shareholders will receive total liquidating distributions ranging from $4.50 per share to $6.25 per share, although they could receive less than this estimate. This range includes a distribution of $.51 per share, which was paid on September 30, 2003. The Company does not intend to make liquidation distributions to shareholders until all of its debts have been provided for, unless required to do so in order to maintain status as a real estate investment trust (REIT). The Board of Directors has not established a firm timetable for future distributions to stockholders. However, in order to maintain its status as a REIT, the Company was required to make a distribution of its 2002 federal taxable income to its shareholders during 2003. A distribution of $.51 per share was declared September 9, 2003 and was paid September 30, 2003 to shareholders of record as of September 19, 2003. The dividend was based on the Company's 2002 taxable income of $2.6 million. The Company may also be required to make distributions of 2003 taxable income upon final determination of the amounts.

DEVELOPMENTS AND REDEVELOPMENT

        Consistent with the Plan of Liquidation discussed below, the Company does not anticipate any new developments or substantial redevelopments.

CAPITAL EXPENDITURES

        The Company incurs capital expenditures in the ordinary course of business in order to maintain its properties. Such capital expenditures typically include roof, parking lot and other structural repairs, some of which are reimbursed by tenants. Approximately $320,000 is anticipated to be incurred in 2003 for capital expenditures (of which $115,600 were incurred during the nine months ended September 30, 2003).

        In order to procure new tenants or renegotiate expiring leases with current tenants, the Company will provide inducements such as building allowances or space improvements and will pay leasing commissions to outside brokers in accordance with prevailing market conditions. The total cost of these expenditures in 2003 is estimated to be approximately $225,000 (of which $110,000 were incurred during the nine months ended September 30, 2003). These expenditures are generally funded by operating cash flows.

SOURCES OF CAPITAL

        The Company sold the following properties during the nine months ended September 30, 2003 and subsequent (in thousands):

                                                  GROSS
                                                  LEASABLE               NET PROCEEDS
                                                   AREA       CONTRACT    AFTER DEBT
 DATE        PROPERTY           LOCATION        (SQ. FT.)      PRICE       REPAYMENT
 ----        --------           --------        ---------      -----       ---------
3/31/03     Strip Center     Springfield, MO        98       $   425       $   --
4/29/03     Vacant --
            Former Kmart     Forestville, MD        84         2,900          2,877
6/4/03      Kmart Bldg.      Rockford, IL          110         2,100           --
6/5/03      Southwind        Lawrence, KS
            Theater                                 43         5,000          1,414
6/23/03     Kmart Bldg.      Springfield, MO        99         2,135           --
7/9/03      Kmart            Cape Girardeau, MO     80         1,400           --
7/11/03     Northway Mall    Marshfield, WI        287         3,600          3,287
7/11/03     Clinton Pointe
            Shopping Center  Clinton Twp., MI      135        11,600           --
7/28/03     Kmart            Oshkosh, WI           104         1,550           --
8/13/03     Kmart            Franklin Park, IL      96         3,550           --


                                                     GROSS
                                                   LEASABLE                 NET PROCEEDS
                                                     AREA        CONTRACT    AFTER DEBT
 DATE        PROPERTY           LOCATION           (SQ. FT.)      PRICE       REPAYMENT
 ----        --------           --------           ---------      -----       ---------
8/13/03     Cinemark 10      Melrose Park, IL          69         5,664          5,365
8/14/03     Wal-Mart Plaza   Columbus, IN             190         7,050          6,745
9/12/03     The Shops at
            Fairlane         Dearborn, MI
            Meadows                                   137        19,350          7,007
9/15/03     Orchard-14
            Shopping Center  Farmington Hills, MI     139         6,200          5,765
10/20/03    Kmart            Lansing, IL               96         4,200          4,094
11/6/03     Kmart Plaza      Kenosha, WI              120         2,800          2,639
11/6/03     Kmart Plaza      Ft. Atkinson, WI          89         1,000            910
11/6/03     Kmart            Chicago, IL               96         3,400          3,273
                                                       --         -----          -----

            Total                                   2,072     $  83,924    $    43,376
                                                    =====     =========    ===========


        Net cash generated from the sales was used for general working capital purposes and to pay down the outstanding balances on the Company's debt obligations.

        As of November 12, 2003, the following properties were under contract for sale:


                  PROPERTY                     LOCATION                 CONTRACT PRICE
                  --------                     --------                 --------------
                                                                        (in thousands)
        Hobby Lobby                   Fairview Heights, IL              $   2,300
        Tinseltown 17                 North Aurora, IL                      6,300
        Westland Plaza                Madison, WI                           4,300
        Vacant Land                   Lawrence, KS                            635
        Westland Center               Westland, MI                          5,900
        Wal-Mart Plaza                Wood River, IL                        6,200
        Kmart                         Milwaukee, WI                         2,700
        Harbor Freight                Topeka, KS                            1,000
                                                                            -----

                                                           Total         $ 29,335
                                                                         ========


        Some of the above contracts are subject to due diligence and other contingencies and are expected to close within the next 30 to 120 days pending waiver of such contingencies.

        The Company also has signed letters of intent for the sale of 17 properties for a total of $51.8 million as of November 12, 2003.

        The Company has six properties that are not under contract or letter of intent.

DEBT OBLIGATIONS

        The Company's line of credit with Bank One, collateralized by Orchard-14 Shopping Center in Farmington Hills, Michigan, was cancelled effective with the sale of that property on September 15, 2003. The line was used to collateralize two separate standby letters of credit issued by the bank. The Company has subsequently funded two separate bank accounts to replace the letters of credit.

        As of September 30, 2003, the Company had the following debt obligations:


                                                  RECOURSE (R)     MATURITY        BALANCE
                                COLLATERAL      NON-RECOURSE (N)     DATE     SEPTEMBER 30, 2003
                                ----------      ----------------     ----     ------------------
                                                                                (in thousands)
        Convertible          Unsecured                 R           7/15/04       $   42,593
        Debentures

        Salomon Bros.        4 Wal-Mart                N           8/11/04           12,071
        Realty Corp.         anchored
                             shopping centers

        Wells Fargo Bank     Westland                  N           11/2007            5,543
                             Shopping Center

        Bank of America,     N. Aurora, IL             N           11/2009            5,338
        USA                  Tinseltown
                             Theater

        Wells Fargo Bank     13 Retail                 N            6/2028           19,809
        (formerly            Properties
        Bloomfield
        Acceptance Corp.)

        UBS Warburg          Bricktown Square          N            8/2005           20,470
                                                                                    -------

               Total                                                              $ 105,824
                                                                                  =========


        $27 million 8.5% Secured Convertible Notes due July 15, 2003 - In July 2003 the notes were retired utilizing a combination of proceeds from property sales and a $20.5 million loan with UBS Warburg Real Estate Investments, Inc. which is collateralized by the Company's interest in Bricktown Square Shopping Center in Chicago, Illinois. The loan is for a two year term, maturing August 11, 2005, with interest payable monthly at a rate of 350 basis points over LIBOR with a floor of 6.5% per annum. In addition, the loan requires monthly payments of principal equal to $30,000 during the first year and the greater of $30,000 or 50% of net cash flow from the property as defined in the loan agreement in the second year.

        JDI Loan due August 9, 2003 - In July 2003 the Company completed the sales of two Kmart buildings located in Cape Girardeau, Missouri and Oshkosh, Wisconsin. Net proceeds generated from the sales of $1.339 million and $1.462 million, respectively, were utilized to pay down the JDI loan to a balance of approximately $5.512 million. The remaining balance of the loan was repaid in August 2003 out of available working capital.

        Cohen Financial loan due September 1, 2003 - In July 2003 the company completed the sale of a Kmart building in Franklin Park, Illinois. The net proceeds of $3.187 million were utilized to pay down the Cohen loan to a balance of $5.367 million. The remaining balance of the loan was repaid in August 2003 out of available working capital.

        Also in July 2003 the Company completed the sale of Clinton Pointe Shopping Center generating proceeds of approximately $10.929 million, which were utilized to pay down the Salomon Brothers Realty Corp. loan to a balance of approximately $12.071 million. This loan had an original due date of August 11, 2003. The Company negotiated an extension of the loan to August 11, 2004 with substantially similar terms.

        On September 25, 2003 the Company announced a partial redemption call for $10 million of 9.5% Convertible Subordinated Debentures which are due July 15, 2004. The redemption was paid October 27, 2003. The portion of the Debentures being called were redeemed at par, plus accrued but unpaid interest, and retired.

        On November 7, 2003, the Company announced a second partial redemption call for $13 million of 9.5% convertible Subordinated Debentures. The portion of the Debentures being called will be redeemed at par, plus accrued but unpaid interest, and retired. The payment date is December 18, 2003. After the December redemption the Debenture balance will be $19.593 million.

LITIGATION

        In July 2003, the Michigan Court of Appeals upheld a previous decision by the Circuit Court in Oakland County, Michigan granting summary disposition in favor of Anthony S. Gramer, the former president and CEO of the Company, in litigation brought by Gramer seeking more than $1 million for breach of an employment agreement.

        The Court of Appeals affirmed the decision that Gramer is entitled under his agreements with the Company to both change in control payments and termination payments through December 2003, in a lump sum. The Company has filed a petition with the Michigan Supreme Court to review the appellate court decision. The Company believes it met all obligations under the employment agreement and accordingly did not record a liability prior to the Court's decision since it did not consider an unfavorable decision to be probable. As a result of the Court's ruling in July 2003, the Company recorded a liability of $1.4 million in the second quarter, based on the amount of the award plus accrued interest through the expected date of resolution.

        The Company currently has a bond totaling approximately $1.573 million posted with the court representing 125% of the award plus potential interest. Requirements of the bond include an irrevocable letter of credit in the total amount of the bond. The letter of credit is collateralized by a restricted cash account with Bank One.

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

        The Company has listed all its properties for sale including those affected by the lease rejections. In April 2003, the Company completed the sale of Forestville, Maryland at a price of $2.9 million and in July 2003 completed the sale of Marshfield, Wisconsin for $3.6 million. The Company has re-leased approximately 60% of the former vacant Kmart space in Milwaukee, Wisconsin at an annual rent of approximately $186,000. The Company has received a letter of intent to purchase the property at a contract price of $2.7 million. The Company has executed a contract to purchase the property in Topeka, Kansas at a price of $1.0 million. In addition, under the bankruptcy laws, a landlord is entitled to rejection damages within certain limitations, which are currently estimated to be approximately 10% of the total claim. Because the Company is in voluntary liquidation it does not anticipate that its cash flows will be materially affected by the revenues lost from the rejected leases.

        In April 2003, Kmart's plan of reorganization was confirmed by the Bankruptcy Court and on May 6, 2003, it announced that it had emerged from Chapter 11 bankruptcy. To date, the Company has received approximately $2.23 million of its pre-petition bankruptcy claim from Kmart.

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

        The change in the Company's Reserve for Estimated Liquidation Costs for the three months ended September 30, 2003 is detailed as follows in thousands:


                                          BALANCE                                     BALANCE
                                       JULY 1, 2003    PAYMENTS    ADJUSTMENTS  SEPTEMBER 30, 2003
                                       ------------    --------    -----------  ------------------
     Severance, Retention and Bonus      $  1,557      $  (480)     $   (78)         $     999
     Payroll and Personnel Costs            1,820         (551)         113              1,382
     Provision for State Taxes                510          (58)         (63)               389
     Professional Fees                      1,133         (483)         283                933
     Office & Administrative Expenses         573         (164)          21                430
                                             ----         ----           --              -----

     Total                               $  5,593      $(1,736)     $   276           $  4,133
                                         ========       ======      =======           ========


        The Company estimates that shareholders will receive total liquidating distributions ranging from $4.50 per share to $6.25 per share (including distributions made since approval of the plan) although they could receive less than this.

        The Board of Directors approved a severance and retention bonus plan (the "Severance Plan") for its employees, which became effective upon approval of the Plan of Liquidation by the shareholders in August 2002. With the exception of the chief executive officer and former chief financial officer (both of whom were covered by employment agreements), and employees who worked at the Northway Mall in Marshfield,

Wisconsin, each regular employee whose employment is involuntarily terminated pursuant to the plan of liquidation will be eligible to participate in the Severance Plan unless the employee is terminated for cause.

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

        Additionally, under the Severance Plan retained participants will be entitled to receive a retention bonus over 36 months equal to the lesser of: 1) twelve months of the retained participant's annualized salary as of the Classification Date, or 2) the greater of (A) four months of the retained participant's annualized salary as of the Classification Date, or (B) 5% of the retained participant's annualized base salary as of the Classification Date for each full month the retained participant remains employed by the Company following such date. In February 2003, the Company determined the Classification Date to be September 1, 2003. On September 1, 2003, six employees were terminated and a total of $403,000 in severance was paid to the terminated and retained employees. The Company currently has 13 employees.

EMPLOYMENT CONTRACTS AND MANAGEMENT CHANGES

        In May 2003, the Board of Directors approved an amendment to extend its employment agreement with its President and Chief Executive Officer, Jeffrey D. Lewis, through September 30, 2004. Terms of the amendment include an increase in base salary to $275,000 per year, a non-renewal payment of $50,000 and a liquidation bonus based upon aggregate liquidating distributions to shareholders.

        The Company has elected not to exercise an option to extend its employment agreement with its Chief Financial Officer, Secretary and Treasurer, Elliott J. Broderick. The Company and Mr. Broderick have an agreement for Mr. Broderick to provide consulting services after the contract expiration date of September 30, 2003. The term of the agreement is from October 1, 2003 through January 31, 2004, but can be terminated upon 30 days prior written notice by either party.

        In October 2003, then Controller Melinda M. Hale was appointed Acting Chief Financial Officer by the Board of Directors.

SAFE HARBOR STATEMENT

        Each of the above statements regarding anticipated operating results are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes the statements and projections are based upon reasonable assumptions, actual results may differ from those projected.

        Key factors that could cause actual results to differ materially include uncertainties regarding the length of time required to sell the Company's properties and execute the Plan of Liquidation, expenses incurred during the liquidation period, the Company's ability to retire or refinance its indebtedness as it comes due, the Company's success in selling assets, the changing market conditions affecting the sales price of its properties, the disproportionate effect of changes in proceeds from property sales on liquidating distributions due to the Company's capital structure, economic downturns, leasing activities, the outcome of the Company's appeal of the Court's decision affirming the Gramer litigation, bankruptcies and other financial difficulties of tenants, the cost of addressing environmental concerns, unforeseen contingent liabilities, other risks associated with the commercial real estate business, and other concerns as detailed in Management's Discussion and Analysis of Financial Condition and Results of Operations.

INFLATION

        Some of the Company's long-term leases contain provisions to mitigate the adverse impact of inflation on its results from operations. Such provisions include clauses entitling the Company to receive (i) scheduled base rent increases and (ii) percentage rents based upon tenants' gross sales, which generally increase as prices rise. In addition, many of the Company's non-anchor leases are for terms of less than ten years, which permits the Company to seek increases in rents upon re-rental at the then current market rates if rents provided in the expiring leases are below then existing market rates. Most of the Company's leases require tenants to pay a share of operating expenses, including common area maintenance, real estate taxes, insurance and utilities, thereby reducing the Company's exposure to increases in costs and operating expenses resulting from inflation.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        The Company has exposure to interest rate risk on its debt obligations and interest rate instruments. Based on the Company's outstanding variable rate debt at September 30, 2003, a one-percent increase or decrease in interest rates could decrease or increase, respectively, the Company earnings and cash flows by approximately $325,000 on an annualized basis.

ITEM 4. CONTROLS AND PROCEDURES

        Under the supervision and with the participation of the Company's management, including the Company's principal executive officer and acting principal financial officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by the filing date of this report. Based on such evaluation, the Company's principal executive officer and principal accounting officer have concluded that the Company's disclosure controls and procedures are effective.

        There has been no significant change in the Company's internal controls over financial reporting identified in connection with the evaluation referred to above that occurred during the last quarter and that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

                          MALAN REALTY INVESTORS, INC.

PART II - OTHER INFORMATION

Item 1:  Legal Proceedings

        See "Litigation" under Liquidity and Capital Resources in Management's Discussion and Analysis of Financial Conditions and Results of Operations.

Item 2:  Changes in Securities

        NONE

Item 3:  Defaults Upon Senior Securities

        NONE

Item 4:  Submission of Matters to a Vote of Security Holders

        NONE

Item 5:  Other Information

        NONE

Item 6:  Exhibits and Reports on Form 8-K

        a)   Exhibit Index:

              31.1      Certification of the Chief Executive Officer         Filed with this document

              31.2      Certification of the Acting Chief                    Filed with this document
                        Financial Officer

              32.1      Written Statement of the Chief Executive Officer     Filed with this document
                        Acting Chief Financial Officer


        b) Reports on Form 8-K


                   DATED                   FURNISHED                         PURPOSE OF REPORT
          July 9, 2003             July 10, 2003               Press release announcing court of appeals
                                                               decision in former CEO's lawsuit

          July 15, 2003            July 18, 2003               Press release announcing property sales and
                                                               retirement of convertible notes

          August 12, 2003          August 21, 2003             Press release announcing net assets in
                                                               liquidation at second quarter and property
                                                               sales

          August 20, 2003          August 21, 2003             Press release announcing property sales

          September 9, 2003        September 15, 2003          Press release announcing cash dividend
                                                               distribution

          September 18, 2003       September 19, 2003          Press release announcing property sales

          September 25, 2003       September 29, 2003          Press release announcing partial redemption
                                                               call of 9.5% convertible subordinated
                                                               debentures

                          MALAN REALTY INVESTORS, INC.
                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MALAN REALTY INVESTORS, INC.



By:  /s/ Jeffrey D. Lewis
     --------------------
      Jeffrey D. Lewis
      Chief Executive Officer




By:  /s/ Melinda M. Hale
     -------------------
      Melinda M. Hale
      Acting Chief Financial Officer (acting principal accounting officer)




Dated: November 12, 2003

                               10-Q EXHIBIT INDEX



EXHIBIT NO.                     DESCRIPTION
-----------                     -----------
 31.1         Certification of the Chief Executive Officer

 31.2         Certification of the Acting Chief Financial
              Officer

 32.1         Written Statement of the Chief Executive Officer
              Acting Chief Financial Officer