Form 10-K
period 2003-12-31
MALAN REALTY INVESTORS INC
filed 2004-03-31
CIK 914735

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM                TO

                         COMMISSION FILE NUMBER 1-13092
                            ------------------------

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

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  YES [ ]   NO [X]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $19,370,000 (computed on the basis of $4.34 per share), which was the last sale price on the New York Stock Exchange on June 30, 2003. (For this computation, the Registrant has excluded the market value of all shares of its Common Stock reported as beneficially owned by executive officers and directors of the Registrant; such exclusion shall not be deemed to constitute admission that any such person is an "affiliate" of the Registrant.)

     As of March 21, 2004, 5,121,370 shares of Common Stock, Par Value $0.01 Per Share, and $12,093,000 aggregate principal 9 1/2% Convertible Subordinated Debentures due 2004, were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                          PAGE NO.
                                                                          --------
                                       PART I
Item 1.     Business....................................................      2
Item 2.     Properties..................................................      4
Item 3.     Legal Proceedings...........................................      6
Item 4.     Submission of Matters to a Vote of Security Holders.........      7
                                      PART II
Item 5.     Market for Registrant's Common Stock and Related Stockholder
            Matters.....................................................      7
Item 6.     Selected Financial Data.....................................      9
Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................     10
Item 8.     Consolidated Financial Statements and Supplementary Data....     19
Item 9.     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure....................................     42
Item 9a.    Controls and Procedures.....................................     42
                                      PART III
Item 10.    Directors and Executive Officers of the Registrant..........     42
Item 11.    Executive Compensation......................................     44
Item 12.    Security Ownership of Beneficial Owners and Management and
            Related Stockholder Matters.................................     47
Item 13.    Certain Relationships and Related Transactions..............     48
Item 14.    Principal Accountant Fees and Services......................     48
                                      PART IV
Item 15.    Exhibits, Consolidated Financial Statement Schedules, and
            Reports on Form 8-K.........................................     49
            Signatures..................................................     50

                                     PART I

ITEM 1. BUSINESS

     Malan Realty Investors, Inc. (the "Company") is a self-administered and self-managed real estate investment trust ("REIT") engaged in the ownership, management and leasing of commercial retail properties. Prior to December 2001, the Company was also engaged in acquisition, development and redevelopment of such properties. As of December 31, 2003 the Company's operating units are comprised of 27 community shopping centers and free-standing retail stores. All financial results are aggregated into one operating segment since the properties have similar economic characteristics. Prior to 2004 the Company had also managed properties owned by unrelated third parties.

     The Company is currently operating under a plan of complete liquidation (the "Plan of Liquidation"). The Plan of Liquidation was approved by shareholders at the 2002 annual meeting in August 2002 and provides for the orderly sale of assets for cash or such other form of consideration as may be conveniently distributed to shareholders, payment of or establishing reserves for the payment of liabilities and expenses, distribution of net proceeds of the liquidation to common shareholders, and wind up of operations and dissolution of the company. The liquidation process is expected to take up to 24 months from the August 2002 adoption to complete, although it may take longer. To the extent that the process does take longer than 24 months, the assets and liabilities of the Company will be transferred into a liquidating trust as described below.

     The Company is continuing to liquidate its assets and currently expects that no later than the end of the third quarter, and possibly as early as the second quarter of 2004, any then remaining assets and liabilities will be transferred to a liquidating trust. Each shareholder of the Company will automatically become the holder of one unit of beneficial interest in the trust for each share of Company common stock, and all outstanding shares of Company common stock will automatically be deemed cancelled. The Company will seek relief for the trust from registering the units under Section 12(g) of the Securities Exchange Act of 1934, as amended, and its obligation to file periodic reports. Subject to limited exceptions related to transfer by will, intestate succession or operation of law, the units will not be transferable. As a result, the beneficial interest in the liquidating trust will not be listed on any securities exchange or quoted on any automated quotation system of a registered securities association.

     The Company's major tenants include Kmart Corporation ("Kmart") and Wal-Mart Corporation ("Wal-Mart") as well as other national retailers. In 2003, Kmart and Wal-Mart accounted for approximately 21% and 7%, respectively, of the Company's total revenues, excluding gains on sale of assets. During 2003 the Company sold 13 Kmart anchored properties and one Wal-Mart anchored property. As of December 31, 2003 Kmart and Wal-Mart accounted for 23% and 15%, respectively, of its gross leasable area ("GLA"). Total GLA was approximately 2.2 million square feet as of December 31, 2003.

     In January 2002, Kmart filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. As part of its program to close unprofitable stores, Kmart subsequently closed five of its stores operating in properties owned by the Company, rejecting four of the leases and assuming and assigning the lease of the fifth to an independent third party. On May 6, 2003, Kmart announced that it had emerged from Chapter 11 bankruptcy. As of December 31, 2003, the company has 5 stores leased to Kmart with an annual average base rent of $2.56 per square foot.

     During 2003, the Company sold 20 properties in connection with its Plan of Liquidation. Total proceeds, before property specific debt repayment, on 2003 property sales were $96 million. Through March 26, 2004, the Company has sold three additional properties and a four acre parcel of vacant land for total proceeds of $8.9 million and entered into contracts for the sale of 18 additional properties at prices totaling $46.5 million. The Company also has six remaining properties that are currently not under contract or letter of intent to sell.

     The Company is currently taxed as a REIT under Section 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code"). As a REIT, the Company generally is not subject to federal income taxes to the extent it distributes at least 100% of its real estate investment trust taxable income (as defined in the

Code) to its shareholders. In order to maintain its status as a REIT, the Company made a distribution of its estimated 2003 federal taxable income to its shareholders on January 26, 2004. Although it is expected that the Company will continue to qualify as a REIT for the period prior to the distribution of the Company's remaining assets to its shareholders or the formation of a liquidating trust, given the change in the nature of our assets and in our sources of income that could result from dispositions of assets and the need to retain assets to meet liabilities, the Company cannot assure you that the Company will continue to meet the REIT qualification tests. The Company presently has 12 full-time employees and believes that its relationship with its employees is good.

     The Company's internet address is http://www.malanreit.com

ITEM 2. PROPERTIES

                                 OWNERSHIP                                  GROSS
                                 INTEREST           YEAR                   LEASABLE     PERCENT          ANCHOR TENANTS
                                (EXPIRATION      DEVELOPED/  LAND AREA    AREA (GLA)    LEASED         (LEASE EXPIRATION/
         PROPERTY             INCL. OPTIONS)     RENOVATED    (ACRES)    (SQ. FT.)(A)   OF GLA         OPTION EXPIRATION)
         --------             --------------     ----------  ---------   ------------   -------        ------------------
ILLINOIS(7)
Bricktown Square, Chicago,
 IL                                 Fee          1987/1989     26.00        306,009       94%        Toys "R" Us (2013/2038)
                                                                                                     Marshall's (2005/2015)
                                                                                                      Sportmart (2008/2018)
                                                                                                   Frank's Nursery (2009/2029)
                                                                                                   Capital Fitness (2017/2032)
Wal-Mart Plaza, Champaign,
 IL(C)                              Fee             1994        1.00         11,458       90%       Wal-Mart(B)/Sam's Club(B)
Wal-Mart Plaza, Decatur,
 IL(C)                              Fee          1992/1999      5.95         45,114      100%              Wal-Mart(B)
Fairview Heights, IL        Ground Lease (2051)  1976/1992     12.65         96,268      100%          Rubloff Development
                                                                                                         (2006/2051)(D)
Wal-Mart Plaza,
 Jacksonville, IL(C)                Fee             1995        6.89         52,726       84%     Wal-Mart(B)/Country Market(B)
Kmart Loves Park, IL(C)     Ground Lease (2026)  1971/1991     12.50        106,084      100%           Kmart (2011/2026)
Woodriver Plaza,
 Woodriver, IL(C)                   Fee             1987       19.40        147,470      100%         Wal-Mart (2007/2037)
INDIANA(7)
Cedar Square,
 Crawfordsville, IN(C)              Fee          1991/1996     11.32         25,750       65%              Wal-Mart(B)
Wal-Mart Plaza, Decatur,
 IN(C)                              Fee          1994/1997      5.80         36,300       94%              Wal-Mart(B)
Wal-Mart Plaza,
 Huntington, IN(C)                  Fee             1995        1.00         12,485      100%              Wal-Mart(B)
Broadway Center,
 Merrillville, IN(C)                Fee          1974/1997     19.89        177,692       92%           Kmart (2011/2061)
Flatrock Village,
 Rushville, IN                      Fee             1988       14.00         73,608       96%         Wal-Mart (2008/2038)
Kmart Valparaiso, IN(C)     Ground Lease (2050)  1974/1990      9.61         93,592      100%           Kmart (2011/2050)
Cherry Tree Plaza,
 Washington, IN                     Fee             1988       20.60        143,682       99%         Wal-Mart (2008/2038)
                                                                                                     Jay C Foods (2008/2033)
KANSAS(4)(E)
Wal-Mart Plaza, Chanute,
 KS(C)                              Fee             1995        1.00         15,447       84%              Wal-Mart(B)
Wal-Mart Plaza, El Dorado,
 KS(C)                              Fee             1996        1.70         20,000       72%              Wal-Mart(B)
Orscheln Farm Supply,
 Hays, KS                           Fee             1977        4.96         40,050      100%   Orscheln Farm Supply (2009/2014)
Topeka, KS(C)                       Fee          1974/2000     13.93        108,960       23%      Harbor Freight (2005/2025)
MICHIGAN(3)(F)
Wal-Mart Plaza, Benton
 Harbor, MI(C)                      Fee             1995        1.30         14,280       92%         Wal-Mart(B)/Lowe's(B)
Wal-Mart Plaza, Owosso,
 MI(C)                              Fee          1993/1996     10.00         62,379       76%              Wal-Mart(B)
Wal-Mart Plaza, Sturgis,
 MI(C)                              Fee             1994        1.00         12,000      100%              Wal-Mart(B)
MINNESOTA(1)
Wal-Mart Plaza, Little
 Falls, MN(C)                       Fee             1996        1.00         12,456      100%              Wal-Mart(B)
MISSOURI(1)
Prairie View Plaza, Kansas
 City, MO(G)                Ground Lease (2050)  1975/1992      3.24        104,440      100%           Kmart (2011/2050)
OHIO(2)
Wal-Mart Plaza, Mansfield,
 OH(C)                              Fee          1993/1998      3.90         55,316       88%              Wal-Mart(B)
Shannon Station, Van Wert,
 OH                                 Fee             1989       20.20        145,607       99%         Wal-Mart (2009/2039)
                                                                                                      Roundy's (2010/2030)
WASHINGTON(H)
WISCONSIN(2)
Country Fair Shopping
 Center,
 Hales Corners, WI                  Fee          1960/1991     10.50        152,166       94%           Kmart (2011/2061)
Kmart Milwaukee, WI(I)              Fee             1971       11.23        117,791      100%
                                                                          ---------
 TOTAL, AS OF DECEMBER 31,
   2003                                                                   2,189,130
                                                                          =========

-------------------------
(A)Includes only Company owned square footage.

(B)These stores and the underlying pads are owned and managed by third parties not related to the Company.

(C)Property currently under contract for sale.

(D)Rubloff Development subleases this property to Hobby Lobby. Property was sold to Rubloff 2/12/04.

(E)The Company also owns approximately 4.2 acres of vacant land in Lawrence, KS. The sale of this land was completed 1/22/04.

(F)In addition to the operating properties listed, the Company leases approximately 6,200 square feet of office space for its headquarters in Bingham Farms, Michigan.

(G)This property was sold 3/25/04.

(H)The Company subleases approximately 3,000 square feet of office space in Seattle, WA.

(I)This property was sold 3/1/04.

TENANT LEASE EXPIRATIONS AND RENEWALS

     The following table shows tenant lease expirations, as of December 31, 2003, for the next ten years at the Company's properties, assuming that none of the tenants exercise any of their renewal options:

                                                                                                               PERCENTAGE OF
                                                                                             PERCENTAGE OF      TOTAL BASE
                                                         ANNUALIZED        AVERAGE BASE        TOTAL GLA      RENTAL REVENUES
                          NO. OF      APPROXIMATE        BASE RENT       RENT PER SQ. FT.     REPRESENTED       REPRESENTED
     EXPIRATION           LEASES     LEASE AREA IN     UNDER EXPIRING     UNDER EXPIRING      BY EXPIRING       BY EXPIRING
        YEAR             EXPIRING     SQUARE FEET          LEASES             LEASES            LEASES            LEASES
     ----------          --------    -------------     --------------    ----------------    -------------    ---------------
                                     (IN THOUSANDS)    (IN THOUSANDS)
2004.................        40            204             $ 1,324            $ 6.50              9.3%               6.7%
2005.................        44            169               1,789             10.57              7.7                9.1
2006.................        43            121               1,163              9.61              5.5                5.9
2007.................        37            223               1,556              6.98             10.2                7.9
2008.................        37            301               2,315              7.68             13.8               11.8
2009 - 2013..........        29            813               3,296              4.06             37.1               16.8
                            ---          -----             -------            ------             ----               ----
     TOTAL...........       230          1,831             $11,443            $ 6.25             83.6%              58.2%
                            ===          =====             =======            ======             ====               ====

Kmart Lease Information

     The following table shows information for leases with Kmart included in the above table:

                                                                                                               PERCENTAGE OF
                                                                                             PERCENTAGE OF      TOTAL BASE
                                                         ANNUALIZED        AVERAGE BASE        TOTAL GLA      RENTAL REVENUES
                          NO. OF      APPROXIMATE        BASE RENT       RENT PER SQ. FT.     REPRESENTED       REPRESENTED
     EXPIRATION           LEASES     LEASE AREA IN     UNDER EXPIRING     UNDER EXPIRING      BY EXPIRING       BY EXPIRING
        YEAR             EXPIRING     SQUARE FEET          LEASES             LEASES            LEASES            LEASES
     ----------          --------    -------------     --------------    ----------------    -------------    ---------------
                                     (IN THOUSANDS)    (IN THOUSANDS)
2011.................        5            496              $1,271               $2.56            22.7%              6.45%

Wal-Mart Lease Information

     The following table shows information for leases with Wal-Mart included in the above table:

                                                                                                               PERCENTAGE OF
                                                                                             PERCENTAGE OF      TOTAL BASE
                                                         ANNUALIZED        AVERAGE BASE        TOTAL GLA      RENTAL REVENUES
                          NO. OF      APPROXIMATE        BASE RENT       RENT PER SQ. FT.     REPRESENTED       REPRESENTED
     EXPIRATION           LEASES     LEASE AREA IN     UNDER EXPIRING     UNDER EXPIRING      BY EXPIRING       BY EXPIRING
        YEAR             EXPIRING     SQUARE FEET          LEASES             LEASES            LEASES            LEASES
     ----------          --------    -------------     --------------    ----------------    -------------    ---------------
                                     (IN THOUSANDS)    (IN THOUSANDS)
2007.................        1            121              $  369               $3.05             5.5%              1.9%
2008.................        2            138                 589                4.27             6.3               3.0
2009.................        1             66                 250                3.79             3.0               1.3
                             --           ---              ------               -----            ----               ---
     TOTAL...........        4            325              $1,208               $3.72            14.8%              6.2%
                             ==           ===              ======               =====            ====               ===

ITEM 3. LEGAL PROCEEDINGS

     In the ordinary course of business, the Company is involved in routine litigation, none of which is expected to have a material adverse effect on the results of operations, financial position or cash flows of the Company. The Company was involved in a lawsuit filed on November 13, 2000 by Anthony S. Gramer, its former President and Chief Executive Officer, seeking more than $1 million for breach of an employment agreement.

     In July 2003, the Michigan Court of Appeals upheld a previous decision by the circuit court in Oakland County, Michigan granting summary disposition in favor of Gramer. The Court of Appeals affirmed the decision that Gramer is entitled under his agreements with the Company to both change in control payments and termination payments through December 2003, in a lump sum. The Company filed a petition with the Michigan Supreme Court to review the appellate court decision.

     In January 2004, the Company announced that the Michigan Supreme Court had denied its request to reconsider the previous decision upheld by the Michigan Court of Appeals. The decision by the Supreme Court denying Malan's appeal effectively upheld the lower courts' rulings and required the Company to pay Gramer a lump-sum payment of approximately $1.4 million, including interest and certain other court costs. Malan previously recorded a liability on its books of $1.4 million in the event of an unfavorable decision by the court. On February 18, 2004, the Company paid approximately $1.4 million to Gramer in satisfaction of the summary judgement.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is listed on the New York Stock Exchange under the symbol "MAL". As of March 21, 2004 the Company had approximately 98 shareholders of record. The following table sets forth, for the periods indicated, the high and low sales price as reported on the New York Stock Exchange and the dividends declared by the Company per common share for each such period:

                                                                                   LIQUIDATING
                            2002                                HIGH      LOW     DISTRIBUTIONS
                            ----                                ----      ---     -------------
First Quarter...............................................    $6.65    $4.20
Second Quarter..............................................    $5.77    $3.55
Third Quarter...............................................    $4.80    $3.92
Fourth Quarter..............................................    $4.70    $3.95
                            2003
                            ----
First Quarter...............................................    $4.30    $3.61
Second Quarter..............................................    $4.52    $3.82
Third Quarter...............................................    $5.25    $4.20        $.51
Fourth Quarter..............................................    $5.30    $4.40         .30
                                                                                  -------------
  Total.....................................................                          $.81
                                                                                  =============

     The Company expects that it will transfer its remaining assets to a liquidating trust no later than the end of the third quarter of 2004. Each shareholder will receive a distribution of one unit in the liquidating trust for each share of common stock they then own. The distributions will be a taxable event to shareholders.

     Interests in the liquidating trust will not be transferable. Accordingly, shareholders who may need or wish liquidity with respect to their Company common stock before the liquidating trust makes liquidating distributions should look into selling their shares while the common stock is still traded on an established market.

     The Company had paid regular quarterly distributions on its Common Stock to its shareholders of $.425 per share dating from July 1, 1994 through March 31, 2001 and $.25 per share from April 1 through December 31, 2001. In March 2002, the Company announced that it was suspending regular quarterly cash distributions to shareholders in conjunction with its proposed Plan of Liquidation.

     The Company does not intend to make liquidating distributions to shareholders until all of its debts have been provided for unless required to do so in order to maintain its status as a real estate investment trust (REIT). In order to maintain its status as a REIT, the Company was required to make a distribution of its 2002 federal taxable income to its shareholders during 2003. A distribution of $.51 per share was declared September 9, 2003 and was paid September 30, 2003 to shareholders of record as of September 19, 2003. The distribution was based on the Company's 2002 taxable income of $2.6 million and is considered a liquidating distribution to shareholders for federal income tax purposes. The Company also declared a distribution of $.30 per share on December 19, 2003, payable to shareholders of record at December 31, 2003. The distribution was based on the Company's 2003 projected taxable income and was paid January 26, 2004.

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

                            SELECTED FINANCIAL DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                    SEPTEMBER 30,
                     YEAR ENDED     2002 THROUGH
                    DECEMBER 31,    DECEMBER 31,
                        2003            2002
                    ------------    -------------
STATEMENT OF
 CHANGES IN NET
 ASSETS IN
 LIQUIDATION
 DATA(1):
Net Assets in
 liquidation,
 beginning of
 period.........      $26,430          $31,677
Changes in net
 assets in
 liquidation....        1,503           (5,247)
                      -------          -------
Net Assets in
 liquidation,
 end of
 period.........      $27,933          $26,430
                      =======          =======

                                                                  JANUARY 1
                                                                   THROUGH          YEAR ENDED DECEMBER 31,
                                                                SEPTEMBER 30,    ------------------------------
                                                                    2002           2001       2000       1999
                                                                -------------      ----       ----       ----
OPERATING DATA
Revenues
 Minimum rent...............................................       $17,493       $ 27,167    $28,093    $29,212
 Percentage and overage rents...............................           633          1,365      1,498      1,261
 Recoveries from tenants....................................         6,697          9,775      9,938     10,380
 Interest and other income..................................           175            396        657        610
 Gain on sale of real estate................................                        3,830      3,158      1,602
                                                                   -------       --------    -------    -------
Total revenues..............................................        24,998         42,533     43,344     43,065
Operating expenses
 Property operating and maintenance.........................         2,061          3,116      3,044      2,945
 Other operating expenses...................................         3,151          1,840      2,021      1,740
 Real estate taxes..........................................         5,446          7,982      8,081      8,282
 General and administrative.................................         2,134          2,979      2,156      2,024
 Proxy contest and related costs............................                                   3,200
 Depreciation and amortization..............................         3,668          6,440      6,368      5,994
 Impairment of real estate..................................         5,793         14,052        190
                                                                   -------       --------    -------    -------
Total operating expenses....................................        22,253         36,409     25,060     20,985
                                                                   -------       --------    -------    -------
Operating income............................................         2,745          6,124     18,284     22,080
Interest expense............................................        11,467         17,650     17,719     17,550
                                                                   -------       --------    -------    -------
INCOME (LOSS) FROM CONTINUING OPERATIONS....................        (8,722)       (11,526)       565      4,530
DISCONTINUED OPERATIONS:
Income (loss) from properties sold or held for sale.........        (1,498)          (821)       359        923
Gain on sale of properties sold.............................         2,989
                                                                   -------       --------    -------    -------
INCOME (LOSS) FROM DISCONTINUED OPERATIONS..................         1,491           (821)       359        923
Income (loss) before extraordinary item and cumulative
 effect of change in accounting principle...................        (7,231)       (12,347)       924      5,453
Extraordinary item
 Loss on extinguishment of debt.............................                                     (93)      (289)
                                                                   -------       --------    -------    -------
Income (loss) before cumulative effect of change in
 accounting principle.......................................        (7,231)       (12,347)       831      5,164
Cumulative effect of change in accounting principle.........                         (450)                 (522)
                                                                   -------       --------    -------    -------
Net income (loss)...........................................       $(7,231)      $(12,797)   $   831    $ 4,642
                                                                   =======       ========    =======    =======
Basic and diluted earnings (loss) per share.................       $ (1.41)      $  (2.49)   $  0.16    $  0.90
                                                                   =======       ========    =======    =======
Weighted-average basic shares...............................         5,121          5,138      5,173      5,170
                                                                   =======       ========    =======    =======
Weighted-average diluted shares(2)..........................         5,126          5,138      5,180      5,170
                                                                   =======       ========    =======    =======
OTHER DATA
Cash distributions declared per basic common share..........            --       $  1.175    $  1.70    $  1.70
                                                                   =======       ========    =======    =======
Total gross leasable area at period end.....................         4,434          5,455      5,921      6,038
                                                                   =======       ========    =======    =======

                                                                                      DECEMBER 31,
                                                                --------------------------------------------------------
                                                                  2003        2002        2001        2000        1999
                                                                  ----        ----        ----        ----        ----
BALANCE SHEET DATA
Real estate held for sale...................................    $ 97,350    $191,802
Real estate, before accumulated depreciation................                            $248,053    $265,566    $267,117
Total assets................................................     113,949     207,946     225,326     243,983     253,480
Mortgage indebtedness.......................................      52,198      91,330     120,390     125,011     126,601
Convertible debentures......................................      19,593      42,593      42,743      42,743      42,743
Convertible notes...........................................                  27,000      27,000      27,000      27,000
Net assets in liquidation...................................      27,933      26,430
Shareholders' equity........................................                              19,915      39,084      47,141

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

CHANGES IN NET ASSETS IN LIQUIDATION

January 1, 2003 to December 31, 2003

     Net Assets in Liquidation increased $1.503 million from January 1 2003, to December 31, 2003. Operating income, including income from properties and interest expense on corporate and property specific debt, was $6.324 million. Included in operating income is a $1.4 million charge relating to an unfavorable court decision against the Company issued in July 2003 (see "Litigation" below) and a reduction in estimated environmental investigation and remediation costs of $1.5 million based on actual costs and revisions in estimated remediation costs at several of the properties based on test results and further investigation of the issues. Realized loss from the sale of assets was approximately $532,000 and the estimated fair value on the remaining properties held for sale increased $2.1 million based on executed contracts and estimated valuations. The reserve for estimated liquidation costs increased approximately $3.799 million and is primarily due to extending the time period estimated to wind down the business and the associated costs. A distribution to shareholders of $2.611 million was made September 30, 2003.

September 30, 2002 to December 31, 2002

     Net Assets in Liquidation decreased $5.247 million from September 30, 2002 to December 31, 2002. Operating income, including income from properties and interest expense on corporate and property specific debt, was $1.317 million during the period. The fair value of real estate decreased $6.304 million due to changes in anticipated proceeds from future property sales based on current trends in the retail real estate market. The Company realized a net loss of $185,000 on the sale of five properties during the period. The reserve for estimated liquidation costs increased $75,000 primarily from changes in assumptions in personnel costs and professional fees.

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

LIQUIDITY AND CAPITAL RESOURCES

     Prior to approval by its shareholders in August 2002 of the Plan of Liquidation, cash flow from operations was the principal source of capital to fund the Company's ongoing operations. Since adoption of the Plan of Liquidation, efforts to increase cash flow for repayment and retirement of impending debt maturities have centered on disposition of assets, refinancing of unencumbered properties and the leasing of vacant space and retention of existing tenants.

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

     The Company does not intend to make liquidating distributions to shareholders until all of its debts have been provided for unless required to do so in order to maintain its status as a REIT. To maintain its REIT status the Company made a distribution of its 2002 federal taxable income to its shareholders in 2003. The distribution of $.51 per share was paid on September 30, 2003. On December 19, 2003 the Company declared a distribution of $.30 per share based on the estimated 2003 taxable income. The distribution was paid January 26, 2004.

Developments and Redevelopments

     Consistent with the Plan of Liquidation discussed below, the Company does not anticipate any further new developments or redevelopments. Selected redevelopment consistent with the Plan of Liquidation may occur.

CAPITAL EXPENDITURES

     The Company incurs capital expenditures in the ordinary course of business in order to maintain its properties. Such capital expenditures typically include roof, parking lot and other structural repairs, some of which are reimbursed by tenants. For the year ended December 31, 2003, the Company incurred $259,000 of capital expenditures, which were funded out of reserves required under the Company's collateralized mortgages and operating cash flow. Approximately $870,000 is anticipated to be incurred in 2004 for capital expenditures, also to be funded from similar sources.

     In order to procure new tenants or negotiate extensions of expiring leases with current tenants, the Company may provide inducements such as building allowances or space improvements and may pay leasing commissions to outside brokers in accordance with prevailing market conditions. The total cost of these expenditures in 2003 was $187,000. Anticipated costs for 2004 are estimated to be approximately $700,000. These expenditures are generally funded by operating cash flows.

Sources of Capital

     The Company anticipates that its cash flow from operations will be sufficient to fund its cash needs for payment of operating expenses and anticipated capital expenditures. However, the Company has substantial debt obligations maturing during 2004, which will require refinancing or sale of assets to satisfy (See "Financings" below).

     The Company has in place a Stock Repurchase Plan for up to 500,000 shares of its Common Stock, such purchases to be made in the open market, with the timing dependent upon market conditions, pending corporate events and availability of funds. There were no repurchases during the twelve months ended December 31, 2003.

     The Company had outstanding as of December 31, 2003 $19.593 million of 9.5% Convertible Debentures ("Debentures") which are convertible into shares of Common Stock at a price of $17 per share. In January 2002, Moody's Investor Services, Inc. downgraded its rating of the Debentures from B3 to CAA and simultaneously withdrew its rating. The Debentures are due July 2004.

     The Company had a plan in place to repurchase, on the open market, up to $15 million aggregate principal of Debentures. Through December 31, 2002, the Company had repurchased $11.957 million of Debentures under the plan. During the twelve months ended December 31, 2002 the Company repurchased $150,000 aggregate principal of Debentures. In 2003 open market purchases ceased and Debentures were retired using a redemption process. During 2003, $23 million aggregate principal of Debentures were called and retired.

     The Company sold the following properties in 2003 (in thousands):

                                                                                 GROSS                       NET PROCEEDS
                                                                               LEASABLE                     (AFTER PROPERTY
                                                                                 AREA                        SPECIFIC DEBT
        DATE            PROPERTY                        LOCATION               (SQ. FT.)   CONTRACT PRICE     REPAYMENT)
        ----            --------                        --------               ---------   --------------   ---------------
3/31/03..............   Strip Center                    Springfield, MO             98        $    425          $    --
4/29/03..............   Vacant -- Former Kmart          Forestville, MD             84           2,900            2,877
6/4/03...............   Kmart Building                  Rockford, IL               110           2,100               --
6/5/03...............   Southwind Theater               Lawrence, KS                43           5,000            1,414
6/23/03..............   Kmart Building                  Springfield, MO             99           2,135               --
7/9/03...............   Kmart                           Cape Girardeau, MO          80           1,400               --
7/11/03..............   Northway Mall                   Marshfield, WI             287           3,600            3,287
7/11/03..............   Clinton Pointe Shopping         Clinton Twp., MI           135          11,600               --
                        Center
7/28/03..............   Kmart                           Oshkosh, WI                104           1,550               --
8/13/03..............   Kmart                           Franklin Park, IL           96           3,550               --
8/13/03..............   Cinemark 10                     Melrose Park, IL            69           5,664            5,365
8/14/03..............   Wal-Mart Plaza                  Columbus, IN               190           7,050            6,745
9/12/03..............   The Shops at Fairlane Meadows   Dearborn, MI               137          19,350            7,007
9/15/03..............   Orchard-14 Shopping Center      Farmington Hills, MI       139           6,200            5,765
10/20/03.............   Kmart                           Lansing, IL                 96           4,200            4,094
11/6/03..............   Kmart Plaza                     Kenosha, WI                120           2,800            2,639
11/6/03..............   Kmart Plaza                     Ft. Atkinson, WI            89           1,000              910
11/6/03..............   Kmart                           Chicago, IL                 96           3,400            3,273
11/16/03.............   Cinemark Tinseltown             North Aurora, IL            61           6,300              732
12/2/03..............   Westland Plaza                  Madison, WI                123           4,300            4,089
12/5/03..............   Westland Center                 Westland, MI                85           5,900              183
                                                                                 -----        --------          -------
     Total:.................................................................     2,341        $100,424          $48,380
                                                                                 =====        ========          =======

     Net cash generated from the sales was used for general working capital purposes, to pay down the outstanding balances on the Company's debt obligations and to make required distributions to shareholders.

     Subsequent to December 31, 2003 the following properties have been sold:

1/21/04..............   Vacant Land                     Lawrence, KS                          $   635         $   594
2/11/04..............   Hobby Lobby                     Fairview Heights, IL        96          2,300           2,298
3/1/04...............   Former Kmart                    Milwaukee, WI              118          2,700           2,550
3/25/04..............   Prairie View Plaza              Kansas City, MO            104          3,565           3,411
                                                                                 -----        -------         -------
     Total:.................................................................       318          9,200         $ 8,853
                                                                                 =====        =======         =======

     As of March 21, 2004, the following properties were under contract for sale:

   PROPERTY            LOCATION        CONTRACT PRICE
   --------            --------        --------------
                                       (IN THOUSANDS)
Wal-Mart Plaza      Wood River, IL        $ 6,200
Harbor Freight        Topeka, KS            1,000
Broadway Center    Merrillville, IN         6,700
     Kmart          Loves Park, IL          1,550
     Kmart          Valparaiso, IN          2,025



Wal-Mart Plaza    Benton Harbor, MI
Wal-Mart Plaza      Champaign, IL
Wal-Mart Plaza       Chanute, KS
Wal-Mart Plaza    Crawfordsville, IL
Wal-Mart Plaza       Decatur, IL
Wal-Mart Plaza       Decatur, IN
Wal-Mart Plaza      El Dorado, KS
Wal-Mart Plaza      Huntington, IN
Wal-Mart Plaza     Jacksonville, IL
Wal-Mart Plaza     Little Falls, MN
Wal-Mart Plaza      Mansfield, OH
Wal-Mart Plaza        Owosso, MI
Wal-Mart Plaza       Sturgis, MI           29,000
                                          -------
     Total                                $46,475
                                          =======

     Some of the above contracts are subject to due diligence and other contingencies and are expected to close within the next 30 to 120 days if the purchaser waives such contingencies.

Financings

     The Company's line of credit with Bank One, collateralized by Orchard-14 Shopping Center in Farmington Hills, Michigan, was cancelled effective with the sale of that property on September 15, 2003. The line was used to collateralize two separate standby letters of credit issued by the bank. The Company has subsequently extinguished both letters of credit.

     During 2003, the Company retired the following debt:

     $27 million 8.5% Secured Convertible Notes due July 15, 2003 -- In July 2003 the notes were retired utilizing a combination of proceeds from property sales and a $20.5 million loan with UBS Warburg Real Estate Investments, Inc. which is collateralized by the Company's interest in Bricktown Square Shopping Center in Chicago, Illinois. The loan is for a two year term, maturing August 11, 2005, with interest payable monthly at a rate of 350 basis points over LIBOR with a floor of 6.5% per annum. In addition, the loan requires monthly payments of principal equal to $30,000 during the first year and the greater of $30,000 or 50% of net cash flow from the property as defined in the loan agreement in the second year.

     JDI Loan -- In July 2003 the Company completed the sales of two Kmart buildings located in Cape Girardeau, Missouri and Oshkosh, Wisconsin. Net proceeds generated from the sales of $1.339 million and $1.462 million, respectively, were utilized to pay down the JDI loan to a balance of approximately $5.512 million. The remaining balance of the loan was repaid in August 2003 out of available working capital.

     Cohen Financial Loan -- In July 2003 the Company completed the sale of a Kmart building in Franklin Park, Illinois. The net proceeds of $3.187 million were utilized to pay down the Cohen loan to a balance of $5.367 million. The remaining balance of the loan was repaid in February 2003 out of available working capital.

     Also in July 2003 the Company completed the sale of Clinton Pointe Shopping Center generating proceeds of approximately $10.929 million, which were utilized to pay down a loan with Salomon Brothers Realty Corp to a balance of approximately $12.071 million. This loan had an original due date of February 11, 2003. The Company negotiated an extension of the loan to August 11, 2004 with substantially similar terms.

     During 2003 the Company announced three partial redemption calls on the 9.5% Convertible Subordinated Debentures. The portion of the Debentures being called were redeemed at par, plus accrued but unpaid interest, and retired. The redemption activity was as follows:

CALL DATE  AMOUNT CALLED   REDEMPTION DATE
---------  -------------   ---------------
9/25/03    $10.0 million      10/27/03
11/7/03     13.0 million      12/18/03
12/11/03     7.5 million       1/20/04

     After the January 2004 redemption the balance of the Debentures is $12.1 million.

     Subsequent to year end the Company announced another partial redemption of $5,000,000 on March 4, 2004 to be redeemed April 14, 2004 bringing the balance after the April redemption to $7.1 million.

     Approximate scheduled principal payments on all of the Company's debt obligations for the years subsequent to December 31, 2003 are as follows (in thousands):

2004........................................................    $32,275
2005........................................................     20,295
2006........................................................        297
2007........................................................        320
2008........................................................        341
2009 and thereafter.........................................     18,263
                                                                -------
Total.......................................................    $71,791
                                                                =======

     The Company intends to satisfy its debt maturing in 2004 primarily through proceeds of property sales (see "Sources of Capital" above). In the event that such sales fail to materialize or close prior to the due dates of the loans, the Company intends to obtain back-up financing through the refinance of certain properties sufficient to retire the existing debt or through the extension of existing facilities.

     Thirteen of the Company's properties are encumbered by a cross collateralized loan, which contains restrictions on prepayment. The Company intends to sell these properties in a single transaction subject to the underlying debt and obtain lender consent for assignment of the debt. On those properties that are encumbered by loans that do not contain such restrictive provisions or in which prepayment penalties are insignificant or insubstantial, the Company intends to utilize proceeds from the sale of the property to retire such debt.

     Certain of the Company's debt obligations contain cross-default and cross-acceleration provisions.

Litigation

     The Company was involved in a lawsuit filed on November 13, 2000 by Anthony
S. Gramer, its former President and Chief Executive Officer, seeking more than $1 million for breach of an employment agreement.

     In July 2003, the Michigan Court of Appeals upheld a previous decision by the circuit court in Oakland County, Michigan granting summary disposition in favor of Gramer. The Court of Appeals affirmed the decision that Gramer is entitled under his agreements with the Company to both change in control payments and termination payments through December 2003, in a lump sum. The Company filed a petition with the Michigan Supreme Court to review the appellate court decision.

     In January 2004, the Company announced that the Michigan Supreme Court had denied its request to reconsider the previous decision upheld by the Michigan Court of Appeals. The decision by the Supreme

Court denying Malan's appeal effectively upheld the lower courts' rulings and required the Company to pay Gramer a lump-sum payment of approximately $1.4 million, including interest and certain other court costs. Malan previously recorded a liability on its books of $1.4 million in the event of an unfavorable decision by the court.

     On February 18, 2004, the Company paid approximately $1.4 million to Gramer in satisfaction of the summary judgement.

Kmart Bankruptcy

     In January 2002, Kmart filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. As part of its program to close unprofitable stores, Kmart subsequently closed five of its stores owned by the Company, rejecting four of the leases and assuming and assigning the lease of a fifth to an independent third party. On May 6, 2003, Kmart announced that it had emerged from Chapter 11 bankruptcy. As of December 31, 2003, the company has five stores leased to Kmart with an annual average base rent of $2.56 per square foot.

Environmental Issues

     Prospective buyers of the Company's properties have raised environmental questions on certain properties during the due diligence period of purchase contracts. The issues generally involve residual contamination from (1) underground storage tanks removed from the properties a number of years ago or
(2) solvents used by dry cleaner tenants. The Company has, with assistance from its environmental consultants, assessed the extent of contamination, the potential costs of any required remediation, and the viability of indemnification from third parties for all its properties. The Company's original estimates of the total costs related to investigation, assessment, review of these issues and remediation of known contamination was approximately $3.1 million at December 31, 2002. During 2003 the Company reduced its estimate of environmental investigation and remediation costs by approximately $1.5 million based on actual costs and revisions in estimated remediation costs at several of the properties based on test results and further investigation of the issues. The Company has incurred approximately $1.2 million through December 31, 2003 and has a remaining accrual of anticipated costs of $631,000.

Plan Of Liquidation

     In August 2002, the Company's shareholders approved the Plan of Liquidation of the Company. The Plan of Liquidation provides for the orderly sale of assets for cash or such other form of consideration as may be conveniently distributed to shareholders, payment of or establishing reserves for the payment of liabilities and expenses, distribution of net proceeds of the liquidation to common shareholders, and wind up of operations and dissolution of the company. The liquidation process is expected to take up to twenty-four months from the date of approval to complete, although it could take longer. In 2002, to assist in disposing its assets under the Plan of Liquidation, the Company hired CB Richard Ellis, Inc., a leading national real estate brokerage firm, under an exclusive sales listing agreement, for the sale of substantially all of its real estate assets.

     The Company is continuing to liquidate its assets and currently expects that no later than the end of the third quarter, and possibly as early as the second quarter of 2004, any then remaining assets and liabilities will be transferred to a liquidating trust. Each shareholder of the Company will automatically become the holder of one unit of beneficial interest in the trust for each share of Company common stock, and all outstanding shares of Company common stock will automatically be deemed cancelled. The Company will seek relief for the trust from registering the units under Section 12(g) of the Securities Exchange Act of 1934, as amended, and its obligation to file periodic reports. Subject to limited exceptions related to transfer by will, intestate succession or operation of law, the units will not be transferable. As a result, the beneficial interest in the liquidating trust will not be listed on any securities exchange or quoted on any automated quotation system of a registered securities association.

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

     The change in the Company's Reserve for Estimated Liquidation Costs for the year ended December 31, 2003 is detailed as follows (in thousands):

                                                   BALANCE                                        BALANCE
                                               JANUARY 1, 2003    PAYMENTS    ADJUSTMENTS    DECEMBER 31, 2003
                                               ---------------    --------    -----------    -----------------
Severance, Retention and Bonus.............        $1,748         $  (643)      $ (131)           $  974
Payroll and Personnel Costs................         2,987          (1,737)        (282)              968
Provision for State Taxes..................           697            (259)          (3)              435
Professional Fees..........................         1,246          (1,407)       1,904             1,743
Office & Administrative Expenses...........           904            (734)       2,311             2,481
                                                   ------         -------       ------            ------
     Total:................................        $7,582         $(4,780)      $3,799            $6,601
                                                   ======         =======       ======            ======

     The adjustment for the period is primarily due to an increase in the time period anticipated to fully liquidate the Company.

     During the process of adopting the Plan of Liquidation in 2002, the Company estimated that total liquidating distributions would be in the range of $4.75 to $8.50 per share. Subsequently, in July 2003 the Company revised this estimate downward to a range of $4.50 - $6.25 per share. The precise timing of distributions was uncertain. Through March 2004, total distributions have been $0.81 per share, with $0.51 per share being distributed in September 2003 and an additional $0.30 per share being distributed in January 2004. The timing of future distributions remains uncertain, but it is unlikely that there will be any additional distributions in the first half of 2004.

     The Company's Net Assets in Liquidation as of December 31, 2003 (as shown in the Consolidated Statement of Net Assets in Liquidation found in Item 8), are $27.933 million. This equates to approximately $5.45 per share. After adjusting to reflect the $0.30 per share distribution that was paid January 26, 2004 Net Assets in Liquidation are $26.4 million or $5.15 per share. Adjusting the range stated in the previous paragraph for the $0.81 already distributed the remaining anticipated distributions fall within the adjusted range of $3.69 to $5.44.

     The stated range of shareholder distributions are estimates and actual results may be higher or lower than estimated. Due to the nature of the Company's assets and liabilities, there is very little potential for significant variance on the high end of the range of estimated distributions. This is because it is unlikely that the balance of the real estate assets owned by the Company would be sold for markedly more than the value carried on the Consolidated Statement of Net Assets in Liquidation.

     The potential for variance on either end of the range could occur for the following reasons, 1) although every effort has been made to anticipate all of the costs associated with the liquidation, it is possible that there will be unanticipated costs that could reduce net assets actually realized, 2) If the Company were to wind up business significantly faster than anticipated some of the anticipated costs may not be necessary and net assets could be higher, 3) although all of the remaining real estate assets are being valued based upon the Company's best current estimate of what the assets are worth, circumstances may change and the actual net proceeds realized from the sale of some of the assets might be less, or significantly less, than currently estimated. Two possible reasons could be the discovery of new environmental issues or loss of a tenant, although there could be other reasons.

     The Board of Directors approved a severance and retention bonus plan (the "Severance Plan") for its employees, which became effective upon approval of the Plan of Liquidation by the shareholders in August 2002. With the exception of the Chief Executive Officer and former Chief Financial Officer (both of whom were covered by employment agreements), and employees who worked at the Northway Mall in Marshfield, Wisconsin, each regular employee whose employment is involuntarily terminated pursuant to the Plan of Liquidation was eligible to participate in the Severance Plan unless the employee is terminated for cause.

     On September 1, 2003, six employees were terminated and a total of $403,000 in severance was paid to the terminated and retained employees. The Company currently has 12 employees.

Employment Contract

     In May 2003, the Board of Directors approved an amendment to extend its employment agreement with its President and Chief Executive Officer, Jeffrey D. Lewis, through September 30, 2004. Terms of the amendment include an increase in base salary to $275,000 per year, a non-renewal payment of $50,000 and a liquidation bonus based upon aggregate liquidating distributions to shareholders.

     The Company elected not to exercise an option to extend its employment agreement with its Chief Financial Officer, Secretary and Treasurer, Elliott J. Broderick. The Company and Mr. Broderick have an agreement for Mr. Broderick to provide consulting services subsequent to the agreement expiration date of September 30, 2003. The original term of the agreement was from October 1, 2003 through January 31, 2004. The agreement has been extended on a month to month basis. For the period October 1, 2003 to December 31, 2000 Mr. Broderick received $18,900 under this agreement.

Inflation

     Some of the Company's long-term leases contain provisions to mitigate the adverse impact of inflation on its results from operations. Such provisions include clauses entitling the Company to receive (i) scheduled base rent increases and (ii) percentage rents based upon tenants' gross sales, which generally increase as prices rise. In addition, many of the Company's non-anchor leases are for terms of less than ten years, which permits the Company to seek increases in rents upon re-rental at the then current market rates if rents provided in the expiring leases are below then existing market rates. Most of the Company's leases require tenants to pay a share of operating expenses, including common area maintenance, real estate taxes, insurance and utilities, thereby reducing, but not eliminating, the Company's exposure to increases in costs and operating expenses resulting from inflation.

Safe Harbor Statement

     Each of the above statements regarding anticipated results are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Although the Company believes the statements and projections are based upon reasonable assumptions, actual results may differ from those projected.

     Key factors that could cause actual results to differ materially include uncertainties regarding the length of time required to sell the Company's properties and execute the Plan of Liquidation and expenses incurred during the liquidation period, the Company's ability to retire or refinance its indebtedness as it comes due, the Company's success in selling assets, and the changing market conditions affecting the sales price of its properties, the effect of changes in proceeds from property sales on liquidating distributions due to the Company's capital structure, economic downturns, leasing activities, bankruptcies and other financial difficulties of tenants, the cost of addressing environmental concerns, unforeseen contingent liabilities, and other risks associated with the commercial real estate business, and as detailed in Management's Discussion and Analysis of Financial Conditions and Results of Operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     The Company has exposure to interest rate risk on its debt obligations and interest rate instruments. Based on the Company's outstanding variable rate debt at December 31, 2003, a one percent increase or decrease in interest rates would decrease or increase, respectively, the Company earnings and cash flows by approximately $325,000 on an annualized basis.

     The interest expense increase associated with a rise in interest rates would only occur to the extent that notes rose to a level that cause the interest rate charged to exceed the interest rate floor with respect to the UBS Warburg loan. Currently interest rates are at a level such that interest expense is being paid based upon the "floor" of 6.5%.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS

                                     INDEX

                                                                 PAGE
                                                                NUMBER
                                                                ------
Report of Independent Auditors..............................      20
Consolidated Statements of Net Assets in Liquidation
  (Liquidation Basis) As of December 31, 2003 and 2002......      21
Consolidated Statements of Changes in Net Assets in
  Liquidation (Liquidation Basis) for the twelve months
  ended December 31, 2003 and the period September 30, 2002
  through December 31, 2002.................................      22
Consolidated Statements of Operations (Going Concern Basis)
  for the period ended September 30, 2002 and the year ended
  December 31, 2001.........................................      23
Consolidated Statements of Shareholders' Equity (Going
  Concern Basis) for the Period Ended September 30, 2002 and
  the year ended December 31, 2001..........................      24
Consolidated Statements of Cash Flows (Going Concern Basis)
  for the Period Ended September 30, 2002 and the year ended
  December 31, 2001.........................................      25
Notes to Consolidated Financial Statements..................      26
Report of Independent Auditors on Financial Statement
  Schedule..................................................      40
Schedule II -- Valuation and Qualifying Accounts and
  Reserves..................................................      41

     Schedules other than the ones above are omitted because they are not applicable, not required, or the information required to be set forth therein is included in the consolidated financial statements or the notes thereto.

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and
Shareholders of Malan Realty Investors, Inc.

     We have audited the consolidated statements of net assets in liquidation of Malan Realty Investors, Inc. as of December 31, 2003 and December 31, 2002, and the related consolidated statements of changes in net assets in liquidation for the year ended December 31, 2003 and for the period from September 30, 2002 through December 31, 2002. In addition, we have audited the consolidated statements of operations, shareholders' equity, and cash flows for the period from January 1, 2002 through September 30, 2002 and the year ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     As described in Note 1 to the consolidated financial statements, these financial statements have been prepared on the liquidation basis of accounting, which requires management to make significant assumptions and estimates regarding the fair value of assets, the resolution of disputed claims, the estimate of liquidating costs to be incurred, and the resolution and valuation of current and potential litigation. Because of the inherent uncertainty related to these estimates and assumptions, there will likely be differences between these estimates and the actual results and those differences may be material. Also, as discussed in Note 10 to the consolidated financial statements, on January 1, 2002, the Company adopted the provisions of the Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Malan Realty Investors, Inc. for the period January 1, 2002 through September 30, 2002 and the year ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America and the consolidated net assets in liquidation as of December 31, 2003 and December 31, 2002, and the changes in consolidated net assets in liquidation for the year ended December 31, 2003 and the period from September 30, 2002 through December 31, 2002 applied on the basis described in the preceding paragraph. PricewaterhouseCoopers LLP

Detroit, Michigan
March 12, 2004

                 MALAN REALTY INVESTORS, INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF NET ASSETS IN LIQUIDATION
                              (LIQUIDATION BASIS)
                                 (IN THOUSANDS)

                                                                DECEMBER 31,    DECEMBER 31,
                                                                    2003            2002
                                                                ------------    ------------
ASSETS
  Real estate held for sale.................................      $ 97,350        $191,802
  Cash and cash equivalents.................................         9,794          10,008
  Restricted cash -- litigation.............................         1,831              --
  Restricted cash -- mortgage escrow deposits...............         2,635           1,753
  Accounts receivable.......................................         1,635           3,761
  Other assets..............................................           704             622
                                                                  --------        --------
     Total Assets...........................................      $113,949        $207,946
                                                                  --------        --------
LIABILITIES
  Mortgages.................................................      $ 52,198        $ 91,330
  Convertible debentures....................................        19,593          42,593
  Convertible notes.........................................                        27,000
  Accounts payable and other................................         7,624          13,011
  Reserve for estimated liquidation costs...................         6,601           7,582
                                                                  --------        --------
     Total Liabilities......................................        86,016         181,516
                                                                  --------        --------
     NET ASSETS IN LIQUIDATION..............................      $ 27,933        $ 26,430
                                                                  ========        ========

                 See Notes to Consolidated Financial Statements

                 MALAN REALTY INVESTORS, INC. AND SUBSIDIARIES

        CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
                              (LIQUIDATION BASIS)
                                 (IN THOUSANDS)

                                                                 TWELVE MONTHS      PERIOD SEPTEMBER 30,
                                                                     ENDED                THROUGH
                                                               DECEMBER 31, 2003     DECEMBER 31, 2002
                                                               -----------------    --------------------
Net Assets in Liquidation beginning of period..............         $26,430               $31,677
Operating Income...........................................           6,324                 1,317
Changes in net assets in liquidation:
  Distribution to shareholders.............................          (2,611)
  Realized loss on sale of assets..........................            (532)                 (185)
  Increase (decrease) in fair value of real estate.........           2,121                (6,304)
  Increase in reserve for estimated liquidation costs......          (3,799)                  (75)
                                                                    -------               -------
Net Assets in Liquidation end of period....................         $27,933               $26,430
                                                                    =======               =======

                 See Notes to Consolidated Financial Statements

                 MALAN REALTY INVESTORS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                             (GOING CONCERN BASIS)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                   PERIOD FROM         YEAR ENDED
                                                                JANUARY 1 THROUGH     DECEMBER 31,
                                                                SEPTEMBER 30, 2002        2001
                                                                ------------------    ------------
REVENUES
  Minimum rent (Note 5).....................................         $17,493            $ 27,167
  Percentage and overage rents..............................             633               1,365
  Recoveries from tenants...................................           6,697               9,775
  Interest and other income.................................             175                 396
  Gain on sale of real estate...............................                               3,830
                                                                     -------            --------
     TOTAL REVENUES.........................................          24,998              42,533
                                                                     -------            --------
EXPENSES
  Property operating and maintenance........................           2,061               3,116
  Other operating expenses..................................           3,151               1,840
  Real estate taxes.........................................           5,446               7,982
  General and administrative................................           2,134               2,979
  Depreciation and amortization.............................           3,668               6,440
  Impairment of real estate (Note 9)........................           5,793              14,052
                                                                     -------            --------
     TOTAL OPERATING EXPENSES...............................          22,253              36,409
                                                                     -------            --------
OPERATING INCOME............................................           2,745               6,124
Interest expense............................................          11,467              17,650
                                                                     -------            --------
LOSS FROM CONTINUING OPERATIONS.............................          (8,722)            (11,526)
DISCONTINUED OPERATIONS:
  Loss from properties sold or held for sale................          (1,498)               (821)
  Gain on sale of properties sold...........................           2,989
                                                                     -------            --------
     INCOME (LOSS) FROM DISCONTINUED OPERATIONS.............           1,491                (821)
                                                                     -------            --------
LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE.................................................          (7,231)            (12,347)
Cumulative Effect of Change in Accounting Principle (Note
  10).......................................................                                (450)
                                                                     -------            --------
NET LOSS....................................................         $(7,231)           $(12,797)
                                                                     =======            ========
BASIC AND DILUTED EARNINGS PER SHARE:
  Loss from continuing operations...........................         $ (1.70)           $  (2.24)
  Earnings (loss) from discontinued operations..............            0.29               (0.16)
  Cumulative effect of change in accounting principle.......                               (0.09)
                                                                     -------            --------
  LOSS PER SHARE............................................         $ (1.41)           $  (2.49)
                                                                     =======            ========

                 See Notes to Consolidated Financial Statements

                 MALAN REALTY INVESTORS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (GOING CONCERN BASIS)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                 ACCUMULATED
                                                                               DISTRIBUTIONS IN        TOTAL
                                                    PAR       ADDITIONAL          EXCESS OF        SHAREHOLDERS'
                                                   VALUE    PAID-IN CAPITAL       NET INCOME          EQUITY
                                                   -----    ---------------    ----------------    -------------
BALANCE, JANUARY 1, 2001.......................     $52         $74,078            $(35,046)         $ 39,084
  Stock grant paid to officer..................                      70                                    70
  Repurchase of common stock...................      (1)           (397)                                 (398)
  Distributions -- $1.175 per share............                                      (6,044)           (6,044)
  Net loss.....................................                                     (12,797)          (12,797)
                                                    ---         -------            --------          --------
BALANCE, DECEMBER 31, 2001.....................      51          73,751             (53,887)           19,915
  Net loss.....................................                                      (7,231)         $ (7,231)
                                                    ---         -------            --------          --------
BALANCE, SEPTEMBER 30, 2002....................     $51         $73,751            $(61,118)         $ 12,684
                                                    ===         =======            ========          ========

                 See Notes to Consolidated Financial Statements

                 MALAN REALTY INVESTORS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (GOING CONCERN BASIS)
                                 (IN THOUSANDS)

                                                                    PERIOD FROM
                                                                 JANUARY 1 THROUGH        YEAR ENDED
                                                                SEPTEMBER 30, 2002     DECEMBER 31, 2001
                                                                ------------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET LOSS..................................................         $ (7,231)             $(12,797)
                                                                     --------              --------
  Adjustments to reconcile net income to net cash flows
     provided by operating activities:
     Depreciation and amortization..........................            4,618                 6,808
     Amortization of deferred financing costs...............            1,369                 1,600
     Officer compensation issued in stock...................                                     70
     Directors compensation issued in stock
     Net gains on sales of real estate......................           (2,989)               (3,830)
     Impairment of real estate..............................            6,697                15,266
     Loss on extinguishment of debt
     Cumulative effect of change in accounting principle....                                    450
     Change in operating assets and liabilities that
       provided (used) cash:
       Accounts receivable and other assets.................           (2,073)               (4,286)
       Accounts payable, deferred income and other accrued
          liabilities.......................................              901                 6,052
                                                                     --------              --------
     Total adjustments......................................            8,523                22,130
                                                                     --------              --------
     NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES........            1,292                 9,333
                                                                     --------              --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Real estate developed, acquired or improved...............             (594)               (7,711)
  Additions to leasehold improvements and equipment.........              (12)                  (59)
  Decrease (increase) in restricted cash....................            1,129                  (391)
  Proceeds from sales of real estate........................           27,990                12,036
                                                                     --------              --------
     NET CASH FLOWS PROVIDED BY INVESTING ACTIVITIES........           28,513                 3,875
                                                                     --------              --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Draws on lines of credit..................................              900                 5,500
  Repayment of lines of credit..............................             (900)              (17,195)
  Principal payments on mortgages...........................          (66,682)                 (545)
  Debt extinguishment costs.................................
  Net proceeds from mortgages...............................           45,600                 7,618
  Distributions to shareholders.............................           (1,280)               (6,963)
  Debt issuance costs.......................................           (2,135)                 (397)
  Repurchases of common stock...............................                                   (398)
                                                                     --------              --------
     NET CASH FLOWS USED FOR FINANCING ACTIVITIES...........          (24,497)              (12,380)
                                                                     --------              --------
NET INCREASE IN CASH AND CASH EQUIVALENTS...................            5,308                   828
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............            1,649                   821
                                                                     --------              --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................         $  6,957              $  1,649
                                                                     ========              ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION -- CASH
  PAID FOR INTEREST DURING THE PERIOD.......................         $ 11,918              $ 15,713
                                                                     ========              ========

                 See Notes to Consolidated Financial Statements

                 MALAN REALTY INVESTORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

1. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GENERAL

     In August 2002, based upon approval and recommendation of its Board of Directors, the Company's shareholders approved a plan of complete liquidation (the "Plan of Liquidation") of the Company. The Plan of Liquidation provides for the orderly sale of assets for cash or such other form of consideration as may be conveniently distributed to shareholders, payment of or establishing reserves for the payment of liabilities and expenses, distribution of net proceeds of the liquidation to common shareholders, and wind up of operations and dissolution of the company. The liquidation process is expected to take up to twenty-four months to complete from the date of approval, although it could take longer.

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

INCOME TAXES

     The Company has elected to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). As a REIT, the Company generally will not be subject to federal income taxation at the corporate level to the extent it distributes annually at least 100% of its real estate investment trust taxable income, as defined in the Code, to its shareholders and satisfies certain other requirements. Accordingly, no provision has been made for federal income taxes in the accompanying financial statements.

DISTRIBUTIONS

     Distributions of $.81 per common share were declared in the year ended December 31, 2003.

     The distributions made in 2003 are considered liquidating distributions and are treated by shareholders as a return of capital to the extent of a shareholder's basis in the Company's stock. Distributions in excess of the shareholder's basis are treated as a capital gain.

     Distributions of $1.175 per common share were declared for the year ended December 31, 2001, of which $.52 represented a return of capital for federal income tax purposes. There were no distributions paid to shareholders during 2002.

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

SEGMENT INFORMATION

     The Company's operating units were comprised of approximately 58 commercial retail properties (of which 20 were disposed of in 2003 and 11 were disposed of in 2002). As of December 31, 2003 there were 27 commercial retail properties remaining. All financial results are aggregated into one operating segment since the properties have similar economic characteristics.

2. MORTGAGES, DEBENTURES AND NOTES

     The following tables set forth certain information regarding the Company's debt:

                                                                                                  BALANCE
                                                                                               DECEMBER 31,
                                                RECOURSE (R)      INTEREST     MATURITY      -----------------
       MORTGAGES              COLLATERAL      NONRECOURSE(N)(1)     RATE         DATE         2003      2002
       ---------              ----------      -----------------   --------     --------       ----      ----
Salomon Bros. Realty
  Corp.................  4 Wal-Mart anchored          N         LIBOR +250      8/2004(2)    $12,071   $23,000
                         shopping centers                       Basis Points
JDI Loans LLC..........  8 Kmart anchored             R         Prime + 7.25%   8/2003            --    12,750
                         shopping centers,                      (11% floor
                         Columbus, IN                           13% cap)
                         Fairview Heights, IL
Cohen Financial........  5 Kmart anchored             R         LIBOR +350      9/2003            --     9,100
                         shopping centers                       Basis Points,
                                                                Floor of 7%
US Bank................  Lawrence, KS-                R         7.49%           2/2006            --     3,404
                         Southwind Theater
Daiwa Finance Corp.....  The Shops at                 N         8.18%           2/2007            --    12,123
                         Fairlane Meadows
Wells Fargo Bank.......  Westland Shopping            N         8.02%          11/2007            --     5,598
                         Ctr.
Bank of America, USA...  North Aurora, IL-            N         8.7%           11/2009            --     5,371
                         Tinseltown Theater
Wells Fargo Bank.......  13 Retail Properties         N         7.55%           6/2028(3)     19,747    19,984
UBS Warburg............  Bricktown Square             N         LIBOR +350      8/2005        20,380        --
                                                                basis points,
                                                                Floor of 6.5%
                                                                                             -------   -------
TOTAL MORTGAGES........
                                                                                             $52,198   $91,330
                                                                                             =======   =======
Convertible
  Debentures...........  Unsecured                              9.5%            7/2004       $19,593   $42,593
                                                                                             =======   =======
Convertible Notes......  Bricktown Square             R         8.5%            7/2003            --   $27,000
                                                                                                       =======

-------------------------
(1) Nonrecourse loans may contain customary carve-out provisions that are recourse to the Company, including fraud, misappropriation and misapplication of funds.

(2) The original due date of the loan was February 2003. A provision to extend the loan for an additional 6 months was exercised in 2003. The loan was subsequently extended to 8/2004.

(3) Loan is a 30-year loan expiring June 11, 2028. The loan is pre-payable at the end of 15 years, or June 11, 2013. Subsequent to that date, all cash flow from the property in excess of operating expenses is to be applied against accrued interest and principal with the balance of the loan due no later than June 11, 2028.

FINANCINGS

     The Company's line of credit with Bank One, collateralized by Orchard-14 Shopping Center in Farmington Hills, Michigan, was cancelled effective with the sale of that property on September 15, 2003. The line was used to collateralize two separate standby letters of credit issued by the bank. The Company has subsequently extinguished both letters of credit.

     During 2003, the Company retired the following debt:

     $27 million 8.5% Secured Convertible Notes due July 15, 2003 -- In July 2003 the notes were retired utilizing a combination of proceeds from property sales and a $20.5 million loan with UBS Warburg Real Estate Investments, Inc. which is collateralized by the Company's interest in Bricktown Square Shopping Center in Chicago, Illinois. The loan is for a two year term, maturing August 11, 2005, with interest payable monthly at a rate of 350 basis points over LIBOR with a floor of 6.5% per annum. In addition, the loan requires monthly payments of principal equal to $30,000 during the first year and the greater of $30,000 or 50% of net cash flow from the property as defined in the loan agreement in the second year.

     JDI Loan -- In July 2003 the Company completed the sales of two Kmart buildings located in Cape Girardeau, Missouri and Oshkosh, Wisconsin. Net proceeds generated from the sales of $1.339 million and $1.462 million, respectively, were utilized to pay down the JDI loan to a balance of approximately $5.512 million. The remaining balance of the loan was repaid in February 2003 out of available working capital.

     Cohen Financial Loan -- In July 2003 the Company completed the sale of a Kmart building in Franklin Park, Illinois. The net proceeds of $3.187 million were utilized to pay down the Cohen loan to a balance of $5.367 million. The remaining balance of the loan was repaid in August 2003 out of available working capital.

     Also in July 2003 the Company completed the sale of Clinton Pointe Shopping Center generating proceeds of approximately $10.929 million, which were utilized to pay down the Salomon Brothers Realty Corp. loan to a balance of approximately $12.071 million. This loan had an original due date of February 11, 2003. The Company negotiated an extension of the loan to August 11, 2004 with substantially similar terms.

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

     During 2003 the company announced three partial redemption calls of Debentures. The portion of the Debentures being called were redeemed at par, plus accrued, but unpaid, interest and retired. The redemption activity was as follows:

CALL DATE                                            AMOUNT CALLED    REDEMPTION DATE
---------                                            -------------    ---------------
9/25/03..........................................    $10.0 million       10/27/03
11/7/03..........................................     13.0 million       12/18/03
12/11/03.........................................      7.5 million        1/20/04
                                                     -------------
                                                     $30.5 million
                                                     =============

     After the January 2004 redemption the balance of the Debentures is $12.1 million.

     Subsequent to year end the Company announced another partial redemption of $5,000,000 on March 4, 2004 to be redeemed April 14, 2004 bringing the balance after the April redemption to $7.1 million.

     Approximate scheduled principal payments on all of the Company's debt obligations for the years subsequent to December 31, 2003 are as follows (in thousands):

2004........................................................    $32,275
2005........................................................     20,295
2006........................................................        297
2007........................................................        320
2008........................................................        341
2009 and thereafter.........................................     18,263
                                                                -------
Total.......................................................    $71,791
                                                                =======

     The Company intends to satisfy its debt maturing in 2004 primarily through proceeds of property sales. In the event that such sales fail to materialize or close prior to the due dates of the loans, the Company intends to obtain back-up financing through the refinance of certain properties sufficient to retire the existing debt or through the extension of existing facilities.

     Thirteen of the Company's properties are encumbered by a cross collateralized loan, which contains restrictions on prepayment. The Company intends to sell these properties in a single transaction subject to the underlying debt and obtain lender consent for assignment of the debt. On those properties that are encumbered by loans that do not contain such restrictive provisions or in which prepayment penalties are insignificant or insubstantial, the Company intends to utilize proceeds from the sale of the property to retire such debt.

     Certain of the Company's debt obligations contain cross-default and cross-acceleration provisions.

     Interest capitalized as part of the cost of redevelopment projects totaled $1,000 and $84,000 in 2002 and 2001 respectively. There were no redevelopments in 2003.

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

     The following table summarizes the activity for the Company's Stock Option
Plans:

                                          EMPLOYEE OPTION PLAN                             DIRECTORS OPTION PLAN
                              ---------------------------------------------    ----------------------------------------------
                               SHARES                           WEIGHTED        SHARES                            WEIGHTED
                               SUBJECT     EXERCISE PRICE         AVG.          SUBJECT     EXERCISE PRICE          AVG.
                              TO OPTION      PER SHARE       EXERCISE PRICE    TO OPTION       PER SHARE       EXERCISE PRICE
                              ---------    --------------    --------------    ---------    --------------     --------------
Balance, January 1,
  2001....................     234,016     $13.375-$17.00       $14.903          20,792     $13.375-$17.688       $15.529
Options Granted 2001......     100,000     $7.04                $  7.04           5,000     $8.80                 $  8.80
Options Forfeited 2001....      (2,710)    $13.375-$17.00       $ 14.09         (17,792)    $13.375-$17.688       $ 15.99
                              --------                                          -------                           -------
Balance, December 31,
  2001....................     331,306     $13.375-$17.00       $ 12.54           8,000     $8.80-$13.875         $ 10.70
Options Granted 2002......      20,000     $3.60                $  3.60           2,000     $4.20                 $  4.20
Options Forfeited 2002....    (104,150)    $13.375-$17.00       $ 15.27              --
                              --------                                          -------
Balance, December 2002....     247,156     $3.60-$17.00         $10.942          10,000     $4.20-$13.875         $ 9.403
Options Granted 2003......                                                        2,000     $4.00                 $  4.00
Options Forfeited.........      (5,710)    $13,375-$17.00       $ 13.75
Options Cancelled 2003....    (192,600)    $3.60-$17.00
                              --------
Balance, December 2003....      48,846     $13.375-$17.00       $14.405          12,000     $4.00-$13.875         $ 8.502
                              ========                          =======         =======                           =======
Options Exercisable at
  December 31, 2003.......      36,446                          $14.734          12,000                           $ 8.502
                              ========                          =======         =======                           =======

     The Company has elected to report compensation by applying the requirements of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and therefore has recorded no charge to income for stock options. The effect on the Company's net income and earnings per share for 2001 would have been immaterial had the Company recognized compensation expense using the Black-Scholes option pricing model utilizing the following values and weighted-average assumptions:

                                                                2001
                                                                ----
Option value................................................    $.27
Dividend yield..............................................    14.2%
Expected volatility.........................................       1%
Risk-free interest rate.....................................       6%
Expected lives (in years)...................................      10

     The outstanding stock options at December 31, 2003 have a weighted average contractual life of 5.84 years.

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

     The number of shares of Common Stock to be paid to a Director instead of cash compensation will be determined based on the closing price of the Common Stock on the New York Stock Exchange on the day before the compensation is earned by the Director (i.e., the day before a Board meeting). A maximum of 100,000 shares may be issued under the Stock Compensation Plan. During 2003, 2002 and 2001 there were no shares issued.

401(K) PLAN

     The Company has a 401(k) retirement plan (the "401(k) Plan") covering all of its employees. Under the 401(k) plan, participants are able to defer, until termination of employment with the Company, up to 15% of their annual compensation up to a limit of $12,000 in 2003. The Company intends to match a portion of the participant's contributions in an amount to be determined each year by the Board. In 2003, 2002 and 2001 the Company matched $55,000, $51,000 and $46,000, respectively.

4. STOCK REPURCHASE PLAN

     The Company has in place a Stock Repurchase Plan for up to 500,000 shares of its Common Stock, such purchases to be made in the open market, with the timing dependent upon market conditions, pending corporate events and availability of funds. During the twelve months ended December 31, 2003 and 2002, the Company did not repurchase any shares.

5. COMMITMENTS AND CONTINGENCIES

CREDIT RISK

     As a landlord, the Company is subject to routine levels of credit risk from national, regional and local tenants. Of particular concern is Kmart due to the proportion of revenue from this tenant and their weak financial condition. Revenues derived from Kmart, amounted to 20.6%, and 20.9% of total revenues for the years ended December 31, 2003 and 2002, respectively. Amounts billed and owing from Kmart were $354,000 and $246,000 at December 31, 2003 and 2002, respectively. In addition, at December 31, 2003, Kmart was responsible for $528,000 in real estate taxes assessed in 2003 payable in 2004.

ENVIRONMENTAL ISSUES

     Prospective buyers of the Company's properties have raised environmental questions on certain properties during the due diligence period of purchase contracts. The issues generally involve residual contamination from (1) underground storage tanks removed from the properties a number of years ago or
(2) solvents used by dry cleaner tenants. The Company has, with assistance from its environmental consultants, assessed the extent of contamination, the potential costs of any required remediation, and the viability of indemnification from third parties for all its properties. The Company's original estimates of the total costs related to investigation, assessment, review of these issues and remediation of known contamination was approximately $3.1 million at December 31, 2002. During 2003 the Company reduced its estimate of environmental investigation and remediation costs by approximately $1.5 million based on actual costs and revisions in estimated remediation costs at several of the properties based on test results and further investigation of the issues. The Company has incurred approximately $1.2 million through December 31, 2003 and has a remaining accrual of anticipated costs of $631,000.

FUTURE OBLIGATIONS

     Approximate future minimum rent due to the Company under operating leases, in which the Company is the lessor, for the years subsequent to December 31, 2003, assuming no new or renegotiated leases or option extensions, are as follows (in thousands):

2004........................................................    $11,900
2005........................................................     11,170
2006........................................................      9,563
2007........................................................      8,194
2008........................................................      7,050
2009 and thereafter.........................................     17,103
                                                                -------
  Total.....................................................    $64,980
                                                                =======

     Approximate future minimum rental payments due from the Company under the terms of all non-cancelable operating leases in which the Company is the lessee, principally for ground leases and office rent, subsequent to December 31, 2003, are as follows (in thousands):

2004........................................................    $316
2005........................................................     188
2006........................................................     104
2007........................................................      53
2008........................................................      53
2009 and thereafter.........................................     119
                                                                ----
  Total.....................................................    $833
                                                                ====

     Rent expense for operating leases for the years ended December 31, 2003, 2002 and 2001 was $303,000, $481,000 and $476,000, respectively.

LITIGATION

     The Company was involved in a lawsuit filed on November 13, 2000 by Anthony
S. Gramer, its former President and Chief Executive Officer, seeking more than $1 million for breach of an employment agreement.

     In July 2003, the Michigan Court of Appeals upheld a previous decision by the circuit court in Oakland County, Michigan granting summary disposition in favor of Gramer. The Court of Appeals affirmed the decision that Gramer is entitled under his agreements with the Company to both change in control payments and termination payments through December 2003, in a lump sum. The Company filed a petition with the Michigan Supreme Court to review the appellate court decision.

     In January 2004, the Company announced that the Michigan Supreme Court had denied its request to reconsider the previous decision upheld by the Michigan Court of Appeals. The decision by the Supreme Court denying Malan's appeal effectively upheld the lower courts' rulings and required the Company to pay Gramer a lump-sum payment of approximately $1.4 million, including interest and certain other court costs. Malan previously recorded a liability on its books of $1.4 million in the event of an unfavorable decision by the court.

     On February 18, 2004, the Company paid approximately $1.4 million to Gramer in satisfaction of the summary judgement..

OTHER

     The Company is obligated to provide lifetime health insurance benefits to its former CEO Anthony Gramer. The Company currently has approximately $116,000 reserved for this purpose although the actual amount could be greater.

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

MORTGAGES

     The fair value of the mortgages is based on the present value of contractual cash flows limited by the value of the underlying collateral and is as follows at December 31 (in thousands):

                                                                   2003                      2002
                                                          ----------------------    ----------------------
                                                          CARRYING    ESTIMATED     CARRYING    ESTIMATED
                                                           AMOUNT     FAIR VALUE     AMOUNT     FAIR VALUE
                                                          --------    ----------    --------    ----------
UBS Warburg...........................................    $20,380      $20,380                        --
Daiwa Finance Corp....................................                              $12,123      $12,123
Wells Fargo...........................................     19,747       19,747       19,984       19,984
Wells Fargo Bank......................................         --           --        5,598        5,598
Bank of America.......................................         --           --        5,371        5,371
US Bank...............................................         --           --        3,404        3,404
Cohen Financial.......................................         --           --        9,100        9,100
Salomon Bros. Realty..................................     12,071       12,071       23,000       23,000
JDI Loans LLC.........................................         --           --       12,750       12,750
                                                          -------      -------      -------      -------
TOTAL.................................................    $52,198      $52,198      $91,330      $91,330
                                                          =======      =======      =======      =======

CONVERTIBLE DEBENTURES AND CONVERTIBLE NOTES

     The fair value of the Convertible Debentures is based on par value at December 31, 2003 and 2002. The carrying value and the estimated fair value of the Debentures was $19.693 million and $42.593 million at December 31, 2003 and 2002, respectively. Management believes that the carrying value of the Convertible Notes as of December 31, 2002 approximates the fair value.

     The fair value estimates presented herein are based on information available to management as of December 31, 2003 and 2002. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such financial instruments have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

7. SIGNIFICANT NONCASH TRANSACTIONS

     Significant non-cash transactions for the three years ended December 31, 2003 are as follows:

                                                                 2003     2002      2001
                                                                 ----     ----      ----
                                                                     (IN THOUSANDS)
Distributions declared not yet paid.........................    $1,536    $ --     $1,280

8. PROPERTY DISPOSITIONS

     During the three years ended December 31, 2003, the Company disposed of the following properties:

                                                                                               NET PROCEEDS
                                                                                  GROSS       (AFTER PROPERTY
                                                                              LEASABLE AREA    SPECIFIC DEBT
  DISPOSITION DATE               PROPERTY                    LOCATION           (SQ. FT.)       REPAYMENT)
  ----------------               --------                    --------         -------------   ---------------
                                                                                      (IN THOUSANDS)
5/8/01...............  Standard Supply                 Liberal, KS                  40            $   418
6/8/01...............  Kmart Plaza                     Green Bay, WI               119              3,108
7/26/01..............  Kmart Plaza                     Madison, WI                 106              1,597
7/26/01..............  Kmart Plaza                     New Lenox, IL                89              4,979
11/5/01..............  Vacant Building                 Great Bend, KS               56                259
11/15/01.............  Kmart Plaza                     Stevens Point, WI           109              1,296
11/26/01.............  Outlot                          North Aurora, IL              5                379
5/31/02..............  Kmart Plaza                     Janesville, WI              104              1,141
7/16/02..............  Pine Ridge Plaza                Lawrence, KS                250              3,153
8/8/02...............  Sherwood Plaza                  Springfield, IL             124
8/8/02...............  South City Center               Wichita, KS                 130
8/8/02...............  Kmart                           Salina, KS                   87
8/8/02...............  Kmart                           Jefferson City, MO          124             13,600
                                                                                              ===============
12/24/02.............  ACE Hardware                    Lincoln, IL                  40
12/24/02.............  Vacant Building                 Arkansas, KS                 40
12/24/02.............  Big Logs                        Emporia, KS                  40
12/24/02.............  ACE Hardware                    Garden City, KS              40
12/24/02.............  Vacant Building                 Independence, KS             40              2,596
                                                                                              ===============
3/31/03..............  Strip Center                    Springfield, MO              98                 --
4/29/03..............  Vacant - Former Kmart           Forestville, MD              84              2,877
6/4/03...............  Kmart Building                  Rockford, IL                110                 --
6/5/03...............  Southwind Theater               Lawrence, KS                 43              1,414
6/23/03..............  Kmart Building                  Springfield, MO              99                 --
7/9/03...............  Kmart                           Cape Girardeau, MO           80                 --
7/11/03..............  Northway Mall                   Marshfield, WI              287              3,287
                       Clinton Pointe Shopping
7/11/03..............  Center                          Clinton Twp., MI            135                 --
7/28/03..............  Kmart                           Oshkosh, WI                 104                 --
8/13/03..............  Kmart                           Franklin Park, IL            96                 --
8/13/03..............  Cinemark 10                     Melrose Park, IL             69              5,365
8/14/03..............  Wal-Mart Plaza                  Columbus, IN                190              6,745
9/12/03..............  The Shops at Fairlane Meadows   Dearborn, MI                137              7,007
9/15/03..............  Orchard-14 Shopping Center      Farmington Hills, MI        139              5,765
10/20/03.............  Kmart                           Lansing, IL                  96              4,094
11/6/03..............  Kmart Plaza                     Kenosha, WI                 120              2,639
11/6/03..............  Kmart Plaza                     Ft. Atkinson, WI             89                910
11/6/03..............  Kmart                           Chicago, IL                  96              3,273
11/16/03.............  Cinemark Tinseltown             North Aurora, IL             61                732
12/2/03..............  Westland Plaza                  Madison, WI                 123              4,089
12/5/03..............  Westland Center                 Westland, MI                 85                183

     The following properties were sold subsequent to December 31, 2003:

1/21/04..............  Vacant Land                     Lawrence, KS                               $   594
2/11/04..............  Hobby Lobby                     Fairview Heights, IL         96              2,298
3/1/04...............  Former Kmart                    Milwaukee, WI               118              2,550
3/25/04..............  Prairie View Plaza              Kansas City, MO             104              3,411
                                                                                   ---            -------
                                                                     TOTAL:        318            $ 8,853
                                                                                   ===            =======

     As of March 21, 2004, the following properties were under contract for sale:

   PROPERTY             LOCATION         CONTRACT PRICE
   --------             --------         --------------
                                         (IN THOUSANDS)
Wal-Mart Plaza      Wood River, IL          $ 6,200
Harbor Freight        Topeka, KS              1,000
Broadway Center    Merrillville, IN           6,700
     Kmart          Loves Park, IL            1,550
     Kmart          Valparaiso, IN            2,025
Wal-Mart Plaza    Benton Harbor, MI
Wal-Mart Plaza      Champaign, IL
Wal-Mart Plaza       Chanute, KS
Wal-Mart Plaza    Crawfordsville, IL
Wal-Mart Plaza       Decatur, IL
Wal-Mart Plaza       Decatur, IN
Wal-Mart Plaza      El Dorado, KS
Wal-Mart Plaza      Huntington, IN
Wal-Mart Plaza     Jacksonville, IL
Wal-Mart Plaza     Little Falls, MN
Wal-Mart Plaza      Mansfield, OH
Wal-Mart Plaza        Owosso, MI
Wal-Mart Plaza       Sturgis, MI             29,000
                                            -------
    Total:                                  $46,475
                                            =======

9. IMPAIRMENT OF REAL ESTATE

     During the period ended September 30, 2002, the Company recorded an impairment of real estate in accordance with SFAS No. 144 of $6.697 million, reducing the carrying value of several properties. The impairment was based on management's conclusion that the cost basis of the assets would not be recovered over their intended holding periods through cash flows associated with future operations or sale. The conclusions regarding valuation were reflective of information available at that time provided in sales agreements, sales contract negotiations and actual or anticipated changes in tenancy including three leases rejected in bankruptcy by Kmart Corporation and anticipated closure of a store leased to Wal-Mart Corporation in Columbus, IN.

     In 2001, the Company recorded an impairment of real estate under SFAS No. 121 totaling of $15.266 million related to a reduction in the carrying value of 27 properties. Under SFAS No. 121 and 144, aggregate impairment losses are not reduced by unrealized appreciation of other assets.

     In accordance with the liquidation basis of accounting adopted September 30, 2002 assets are adjusted to estimated net realizable value subsequent to adoption. Valuations are reviewed periodically by management and adjusted accordingly.

10. CHANGES IN ACCOUNTING METHOD

     In August 2001, the Financial Accounting Standards Board approved SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." The Statement retains the previously existing accounting requirements related to the recognition and measurement of the impairment of long-lived assets to be held and used while expanding the measurement requirements of long-lived assets to be disposed of by sale to include discontinued operations. It also expands the previously existing reporting requirements for discontinued operations to include a component of an entity that either has been disposed of or is classified as held for sale. SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. As individual properties will qualify as components under the provisions of SFAS No. 144, the Company presents the operations of all properties sold or classified as held for sale after December 31, 2001 through September 30, 2002 as discontinued operations. In addition, operations for such properties for all prior periods presented will be reclassified to discontinued operations. As of the adoption of the Plan of Liquidation on September 30, 2002 the provisions of SFAS 144 will no longer apply to the Company.

     On January 1, 2001 the Company adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133, as amended, requires companies to record derivatives on the balance sheet as assets and liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivatives and whether they qualify for hedge accounting. The Company's derivatives consisted of interest rate cap agreements, which the Company purchased to reduce its exposure to an increase in rates on its floating rate debt. The cumulative effect of the adjustment as of January 1, 2001 was a reduction in net income of $450,000.

11. EARNINGS PER SHARE

     Earnings per share ("EPS") data were computed as follows (in thousands except per share amounts):

                                                                FOR THE PERIOD
                                                                  JANUARY 1
                                                                   THROUGH         YEAR ENDED
                                                                SEPTEMBER 30,     DECEMBER 31,
                                                                     2002             2001
                                                                --------------    ------------
Loss from continuing operations.............................       $(8,722)         $(11,526)
Income (loss) from discontinued operations..................         1,491              (821)
                                                                   -------          --------
Loss before cumulative effect of change in accounting
  principle.................................................       $(7,231)         $(12,347)
Cumulative effect of change in accounting principal.........                            (450)
Loss........................................................       $(7,231)         $(12,797)
                                                                   =======          ========
Weighted Average Shares Outstanding
Basic.......................................................         5,121             5,138
Net options issuable upon exercise of dilutive options......             5
Shares applicable to diluted earnings.......................         5,126             5,138
                                                                   =======          ========
Basis and Diluted EPS:
Loss from continuing operations.............................       $ (1.70)         $  (2.24)
Loss from discontinued operations...........................           .29             (0.16)
Cumulative effect of change in accounting principle.........                           (0.09)
                                                                   -------          --------
Loss per share..............................................       $ (1.41)         $  (2.49)
                                                                   =======          ========

     Diluted EPS reflects the potential dilution of securities that could share in the earnings but does not include shares issuable upon conversion of securities that would have an antidilutive effect on earnings per share.

12. QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly financial data for the three-month periods indicated are as follows.

                                                           FIRST       SECOND        THIRD
                                                          QUARTER      QUARTER      QUARTER      (1)
                                                          -------      -------      -------      ---
2002
----
Revenues(4)...........................................    $ 8,698      $ 8,367      $ 8,063
Revenues as reported..................................    $10,029      $ 8,595      $ 8,019
Net income (loss).....................................    $(1,295)     $(4,623)     $(1,311)
Basic and diluted earnings (loss) per share...........    $  (.25)     $  (.90)     $  (.26)

                                                            FIRST     SECOND      THIRD      FOURTH
                                                           QUARTER    QUARTER    QUARTER    QUARTER
                                                           -------    -------    -------    -------
                                                                        (2)                   (3)
2001
----
Revenues(4)............................................    $ 9,341    $ 9,377    $11,275    $  8,465
Revenues as reported...................................    $10,569    $10,643    $12,565    $ 10,114
Income (loss) before extraordinary item and cumulative
  effect of change in accounting principle.............    $   324    $(3,138)   $ 2,138    $(11,671)
Income (loss) before cumulative effect of change in
  accounting principle.................................    $   324    $(3,138)   $ 2,138    $(11,671)
Net income (loss)......................................    $  (126)   $(3,138)   $ 2,138    $(11,671)
Basic and diluted earnings (loss) per share before
  cumulative effect of change in accounting
  principle............................................    $   .06    $  (.61)   $   .42    $  (2.28)
Basic and diluted earnings (loss) per share............    $  (.02)   $  (.61)   $   .42    $  (2.28)

-------------------------
(1) On September 30, 2002 the Company changed to the liquidation basis of accounting.

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

                       REPORT OF INDEPENDENT AUDITORS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and
Shareholders of Malan Realty Investors, Inc:

     Our audit of the consolidated financial statements referred to in our report dated March 12, 2004 of Malan Realty Investors Inc. also included an audit of the financial statement Schedule II -- Valuation and Qualifying Accounts and Reserves for the year ended December 31, 2001 on page 41 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

Detroit, Michigan
March 12, 2004

                          MALAN REALTY INVESTORS, INC.

         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                      FOR THE YEAR ENDED DECEMBER 31, 2001
                                 (IN THOUSANDS)

                                                       BALANCE AT
                                                      BEGINNING OF    CHARGED TO                  BALANCE AT
                                                          YEAR         EXPENSE      DEDUCTIONS    END OF YEAR
                                                      ------------    ----------    ----------    -----------
Year ended December 31, 2001
  Allowance for uncollectible accounts............        $505           385           504           $386
                                                          ====           ===           ===           ====

                   See Notes to Combined Financial Statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9a. CONTROLS AND PROCEDURES

     Under the supervision and with the participation of the company's management, including the Company's principal executive officer and acting principal financial officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by the date of this report. Based on such evaluation, the Company's principal executive officer and acting principal accounting officer have concluded that the Company's disclosure controls and procedures are effective.

     There has been no significant change in the Company's internal controls over financial reporting identified in connection with the evaluation referred to above that occurred during the last quarter that has materially affected, or is reasonably likely to material affect, the Company's internal controls over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The board of directors currently consists of five members. Under the Company's Amended and Restated Articles of Incorporation, at least a majority of the Company's directors must be "independent" (i.e., not employed by the Company). All directors serve for a term of one year or until the election of their respective successors. Officers of the Company are hired by and report to the board of directors.

                                                                     YEAR FIRST
NAME OF DIRECTOR                                                ELECTED AS A DIRECTOR
----------------                                                ---------------------
Jeffrey D. Lewis............................................            2000
Paul Gray...................................................            2000
Jill Holup..................................................            2000
John P. Kramer..............................................            2000
Edward Russell..............................................            2000

     The following provides biographical information for each of the executive officers and the members of the board of directors.

     Jeffrey D. Lewis, age 58, has been a director of the Company since May 2000, became the Chief Executive Officer of the Company in September 2000 and was also named President in March 2002. He has been in the real estate business since 1971. Prior to becoming the Company's Chief Executive Officer in September 2000, Mr. Lewis was a Vice President at Kennedy Associates Real Estate Counsel, Inc. ("KAREC"), a real estate investment firm. Mr. Lewis joined KAREC in 1998 and was responsible for managing one of the two KAREC national asset management teams in addition to having direct responsibility for several properties. Prior to joining KAREC, Mr. Lewis worked in various capacities with the California Public Employees' Retirement System (CaIPERS) for ten years. When he left he was a Principal Investment Officer and had general responsibility for the fund's national office portfolio of 35 properties totaling over 15 million square feet and values of approximately $1.4 billion. He earned his Bachelor of Science Degree in Economics from the University of Nevada Los Vegas and a Masters Degree in Business Administration from Stanford University.

     Melinda M. Hale, age 42, has been the Acting Chief Financial Officer of the Company since October 2003. Prior to that she was the Controller from May 1997 to October 2003. Ms. Hale oversees the accounting and reporting functions of the Company, as well as regulatory and tax compliance, short-term investments, information systems and fiscal planning and budgets. Prior to joining the Company as

Compliance Manager in 1994, Ms. Hale was employed by national and regional real estate developers in California. Ms. Hale earned her Bachelor of Science Degree in Accounting from Central Michigan University. She is a certified public accountant and a member of the American Institute of Certified Public Accountants and the Michigan Association of Certified Public Accountants.

     Paul Gray, age 37, has been in the real estate business since 1987. He is Executive Vice President and co-founder of Kensington Investment Group, Inc., a registered investment advisor engaged in the business of managing investments in real estate securities. Mr. Gray has overall responsibility for investment decision-making on behalf of Kensington's portfolios and is the director of Kensington's research group. Mr. Gray was previously a partner of Golden State Financial Services, a mortgage brokerage company, from 1992 to 1994. From 1987 to 1992, Mr. Gray was a senior analyst at Liquidity Fund Investment Corporation where he managed the firm's REIT portfolios and developed the models used to evaluate limited partnerships. He was simultaneously Director of Research for the National Real Estate Index where he was instrumental in designing the methodology and systems used to track real estate values throughout the United States. Mr. Gray received a Bachelor of Science in Finance and Real Estate in 1988 from the Haas School of Business at the University of California, Berkeley. He is a licensed real estate broker in the state of California. Mr. Gray is Chairman of the Board.

     Jill Holup, age 40, has been in the real estate investment business since 1985. From 1997 to 2003 Ms. Holup was a Partner at John McStay Investment Counse, an investment management firm. Her responsibilities included research, portfolio management and new business development. Ms. Holup received her Masters Degree in Business Administration from the Haas School of Business at the University of California, Berkeley. She earned her bachelor's degree in finance at the University of Texas, El Paso in 1985.

     John P. Kramer, age 46, has been in the real estate business since 1985. He is President and co-founder of Kensington Investment Group, Inc., a registered investment advisor engaged in the business of managing investments in real estate securities. He is involved in all aspects of the organization and is primarily responsible for directing the firm's investment policies. Prior to co-founding Kensington in 1993, Mr. Kramer was previously Executive Vice President at Liquidity Fund Investment Corporation where he was responsible for directing the research, marketing and trading activities of the firm. Mr. Kramer worked at Liquidity Fund Investment Corporation from 1985 to 1993. Prior to joining Liquidity Fund in 1985, Mr. Kramer was an associate with Federal Reserve Chairman Alan Greenspan's economic consulting firm, Townsend-Greenspan & Co. in New York City, and an account executive at Sutro & Co., Inc. and Prudential-Bache Securities in San Francisco. Mr. Kramer received his Masters Degree in Business Administration from the University of California, Berkeley in 1986, receiving an award for his work in real estate finance while at the Business School. He received a Bachelor of Arts in 1980 from the State University of New York, Oneonta, in Economics.

     Edward J. Russell, III, age 43, is managing partner of Russell Development Co., a commercial and residential real estate development company located in Grosse Pointe Farms, Michigan. Mr. Russell has been employed by Russell Development in various capacities since 1980. Russell Development's commercial business focuses on the construction, management, sales and acquisition of retail strip centers in southeast Michigan anchored by such tenants as CVS Drugs, Wal-Mart, Blockbuster Video and Lowes. Mr. Russell oversees the areas of job cost and budget analysis, tenant lease structuring and negotiation, and is responsible for creating and maintaining tenant relationships and identifying development opportunities for the company.

AUDIT COMMITTEE

     The audit committee of the Company's board of directors, which has been established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, consists of Paul Gray, Jill Holup and John Kramer. Each of the members qualifies as an independent director, as defined by the New York Stock Exchange. The board of directors has determined that John Kramer is an audit committee financial expert, as defined by the Securities and Exchange Commission, based upon his education and his 15 years as an investment manager.

CODE OF ETHICS FOR SENIOR FINANCIAL OFFICERS

     The Company has adopted a code of ethics that applies to our principal executive officer, acting principal financial officer, principal accounting officer and persons performing similar functions. The text of this code of ethics may be found on our web site at "www.malanreit.com". The Company intends to post notice of any waiver from, or amendment to, any provision of our code of ethics on our web site.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires that the Company's officers and directors and persons who own more than 10% of a registered class of the Company's equity securities file reports of ownership and changes in ownership with the Securities and Exchange Commission. These insiders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms that they file. To the Company's knowledge, based solely on the Company's review of the filings made by the Company's insiders and written representations, all Section 16(a) filing requirements applicable to the Company's officers, directors and greater than 10% beneficial owners were satisfied in a timely manner.

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

EXECUTIVE COMPENSATION

     The following table provides information on the compensation paid or accrued by the Company for services rendered during the last three fiscal years to the Company's chief executive officer and most highly compensated executive officers (the "named executive officers") whose total annual salary and bonus during the last fiscal year was at least $100,000.

                           SUMMARY COMPENSATION TABLE

                                                                                LONG-TERM
                                                                               COMPENSATION
                                                                               ------------
                                                                                  NUMBER
                                                                  OTHER         OF SHARES
                                       ANNUAL COMPENSATION        ANNUAL        UNDERLYING        ALL OTHER
                                       --------------------    COMPENSATION     OPTIONS(1)     COMPENSATION(2)
NAME & PRINCIPAL POSITION      YEAR     SALARY      BONUS          ($)            ($) )             ($) )
-------------------------      ----     ------      -----      ------------     ----------     ---------------
Jeffrey D. Lewis...........    2003    $258,685    $130,000                                       $  8,000
  Chief Executive Officer      2002    $254,000    $100,000                       20,000(3)       $  8,000
                               2001    $238,000    $ 70,000                      100,000(3)       $  6,800
Elliott J. Broderick.......    2003    $125,723    $181,800(4)       --                           $108,000
  Chief Financial Officer      2002    $132,923    $348,000(5)       --                           $  8,000
  (until September 2003)       2001    $121,500    $ 36,000          --                           $  6,300
Alan K. Warnke.............    2003    $ 74,000    $ 25,000          --               --          $ 56,770
  Vice President, Leasing,     2002    $100,000    $ 25,000                           --          $  4,935
  Property Management          2001    $ 95,900    $ 23,000                           --          $  3,800
  and Construction (until
  September 2003)
Melinda Hale(6)............    2003    $ 75,832    $ 64,574(7)

-------------------------
(1) See "Stock Option Plan"

(2) Includes (A) employer's contribution to the Malan Realty Investors, Inc. 401(k) Profit Sharing Plan; (B) severance payments

(3) All options were cancelled in 2003 in lieu of a potential liquidation bonus based upon aggregate liquidating distributions to shareholders.

(4) Includes a $91,800 retention bonus.

(5) Includes a stay/signing bonus of $285,000 and a retention bonus of $27,000.

(6) Ms. Hale because acting Chief Financial Officer in October 2003.

(7) Includes a retention bonus of $29,574

                                                                              A         B
                                                                              -         -
    Jeffrey D. Lewis............................................    2003    8,000
                                                                    2002    8,000
                                                                    2003    6,800
    Elliott J. Broderick........................................    2003    8,000    100,000
                                                                    2002    8,000
                                                                    2001    6,300
    Alan K. Warnke..............................................    2003    5,056     51,714
                                                                    2002    4,935
                                                                    2001    3,800
    Melinda Hale................................................    2003    2,654

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

OPTION GRANTS

     There were no employee options granted in 2003

TOTAL OPTION EXERCISES IN 2003 AND YEAR-END OPTION VALUES

     The following table shows the number of shares covered by both exercisable and non-exercisable stock options held by the named executive officers as of December 31, 2003. This table also shows the value on that date of the "in-the-money" options, which is the positive spread, if any, between the exercise price of existing stock options and $4.85 per share (the closing market price of the Company's common stock on December 31, 2003.

                                                                  NUMBER OF SHARES              VALUE OF UNEXERCISED
                                                               UNDERLYING UNEXERCISED               IN-THE-MONEY
                                   SHARES        VALUE        OPTIONS AT YEAR-END ($)           OPTIONS AT YEAR END
                                  ACQUIRED      REALIZED    ----------------------------    ----------------------------
NAME                             ON EXERCISE       $        EXERCISABLE    UNEXERCISABLE    UNEXERCISABLE    EXERCISABLE
----                             -----------    --------    -----------    -------------    -------------    -----------
Jeffrey D. Lewis.............         0            $0             (1)                            $0              $0
Elliott J. Broderick.........         0            $0             (1)                            $0              $0
Alan K. Warnke...............         0            $0         13,000           2,000             $0              $0
Melinda M. Hale..............         0            $0          3,350           2,000             $0              $0

-------------------------
(1) Previously granted options were cancelled in 2003 in lieu of a potential liquidating bonus based upon aggregate liquidating distributions to shareholders.

OTHER COMPENSATION AND BENEFITS

     Mr. Lewis and Ms. Hale also receive medical, group life insurance and other benefits (including matching contributions under the Company's 401(k) plan) that are available generally to all of the Company's full-time employees. Messrs. Broderick and Warnke received the same benefits while they were employed by the Company.

EMPLOYMENT AGREEMENTS

     In May 2003, the Board of Directors approved an amendment to extend its employment agreement with its President and Chief Executive Officer, Jeffrey D. Lewis, through September 30, 2004. Terms of the amendment include an increase in base salary to $275,000 per year, a non-renewal payment of $50,000 and a liquidation bonus based upon aggregate liquidating distributions to shareholders.

     The Company elected not to exercise an option to extend its employment agreement with its Chief Financial Officer, Secretary and Treasurer, Elliott J. Broderick. The Company and Mr. Broderick have an agreement for Mr. Broderick to provide consulting services subsequent to the agreement expiration date of September 30, 2003. The original term of the agreement was from October 1, 2003 through January 31, 2004. The agreement has been extended on a month to month basis. For the period October 1, 2003 to December 31, 2003 Mr. Broderick received $18,900 under this agreement.

ITEM 12. SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth information about the Company's equity compensation plans:

                      EQUITY COMPENSATION PLAN INFORMATION

                                           (A)                      (B)                           (C)
                                 -----------------------    --------------------    -------------------------------
                                                                                    NUMBER OF SECURITIES REMAINING
                                 NUMBER OF SECURITIES TO      WEIGHTED-AVERAGE       AVAILABLE FOR FUTURE ISSUANCE
                                 BE ISSUED UPON EXERCISE     EXERCISE PRICE OF      UNDER EQUITY COMPENSATION PLANS
                                 OF OUTSTANDING OPTIONS,    OUTSTANDING OPTIONS,         (EXCLUDING SECURITIES
        PLAN CATEGORY              WARRANTS AND RIGHTS      WARRANTS AND RIGHTS        REFLECTED IN COLUMN (A))
        -------------            -----------------------    --------------------    -------------------------------
Equity compensation plans
  approved by security
  holders....................
     Employee................            48,846                   $14.405                       350,920
     Directors...............            12,000                   $ 8.502                        63,792
Equity compensation plans not
  approved by security
  holders....................               N/A                       N/A                           N/A
                                         ------                   -------                       -------
       Total.................            60,846                   $13.241                       414,712
                                         ======                                                 =======

     The following table sets forth information regarding the beneficial ownership of the Company's common stock by the Company's directors, named executive officers and shareholders who own more than 5% of the Company's common stock as of March 21, 2004. On that date, there were 5,121,370 shares of the Company's common stock outstanding. In preparing this table, the Company has relied upon information supplied by its officers, directors, and certain shareholders and upon information contained in filings with the Securities and Exchange Commission.

                                                                NUMBER OF       RIGHT TO     PERCENT OF
NAME                                                             SHARES        ACQUIRE(1)      SHARES
----                                                            ---------      ----------    ----------
Jeffrey D. Lewis............................................       5,500                           *
Elliott J. Broderick........................................       8,324(5)          --            *
Melinda Hale................................................          --          3,350            *
Paul Gray...................................................          --             --            *
Jill Holup..................................................       5,000          4,000            *
John Kramer.................................................     600,450(2)          --        11.72%
Edward J. Russell III.......................................      41,000(3)       3,500            *
Alan K. Warnke..............................................          --         13,000            *
Directors and executive officers as a group (a total of
  eight persons)............................................     660,274(4)      23,850        13.36%
Peter T. Kross..............................................     499,460             --         9.75%
248 Grosse Pointe Blvd.
Grosse Pointe Farms, Michigan 48236
Kensington Investment Group, Inc. ..........................     600,450             --        11.72%
4 Orinda Way
Orinda, California 94563

-------------------------
 *  Less than 1%

(1) Shares issuable upon exercise of stock options, which by their terms are currently exercisable or become exercisable within 60 days. See "Executive Compensation -- Stock Option Plan."

(2) These shares are beneficially owned by Kensington Investment Group, Inc. Mr. Kramer controls more than a majority of the stock of Kensington and accordingly may be deemed to beneficially own the shares of common stock owned by Kensington. Mr. Kramer disclaims beneficial ownership of such shares.

(3) Includes shares held by Russell & Associates Co. LLC of which Mr. Russell is the Managing Member and majority owner.

(4) See Notes 1 through 4 above.

(5) Amount is as of last known filing date as Mr. Broderick is no longer required to report ownership.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Aggregate fees for professional services rendered for the Company by PricewaterhouseCoopers LLP for the years ended December 31, 2003 and 2002 were:

                                                               2003        2002
                                                               ----        ----
Audit....................................................    $100,275    $142,075
Tax......................................................      44,000      32,500
All Other................................................      27,490      64,500
                                                             --------    --------
  Total..................................................    $171,765    $239,075
                                                             ========    ========

     Audit fees were for professional services rendered for the audits of the consolidated financial statements of the Company, consents, and assistance with review of documents filed with the SEC.

     Tax fees were for services related to tax compliance, including the preparation of tax returns, tax planning, and tax advice

     All Other fees were for services rendered related to the Company's strategic plan, Plan of Liquidation, and payments to former officers of the Company.

AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES

     The Company's Audit Committee adopted a pre-approval policy and procedure for audit and non-audit services effective January 2004. The Audit Committee has set a limit of $25,000 for services that do not need pre-approval by the Committee.

                                    PART IV

ITEM 15. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

     A.  The following documents are filed as part of this report:

          (a)(1) Consolidated Financial Statements:

                 See Index to Consolidated Financial Statements and Supplementary Data on page 23 of this Annual Report on Form 10-K.

          (a)(2) Consolidated Financial Statement Schedules:

                 See Index to Consolidated Financial Statements and Supplementary Data on page 23 of this Annual Report on Form 10-K.

          (a)(3) Exhibits:

                 The following exhibits listed on the attached Exhibit Index are included as part of this Annual Report on Form 10-K as required by Item 601 of Regulation S-K

          (b)    Reports on Form 8-K:

DATED                                     FURNISHED                     PURPOSE OF REPORT
-----                                     ---------                     -----------------
November 7, 2003..................    November 14, 2003    Press release announcing property sales and
                                                           retirement of Convertible Notes
November 17, 2003.................    November 21, 2003    Press release announcing net assets in
                                                           liquidation at the end of the quarter ended
                                                           Sept. 30, 2003
November 19, 2003.................    November 21, 2003    Press Release announcing property sale
December 11, 2003.................    December 17, 2003    Press release announcing property sales and
                                                           retirement of Convertible Notes
December 18, 2003.................    December 22, 2003    Press release announcing liquidating cash
                                                           dividend distribution

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                          MALAN REALTY INVESTORS, INC.

                                          By:     /s/ JEFFREY D. LEWIS
                                            ------------------------------------
                                                      Jeffrey D. Lewis
                                                  Chief Executive Officer
Date: March 26, 2004

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

                  SIGNATURE                                      TITLE                         DATE
                  ---------                                      -----                         ----
            /s/ JEFFREY D. LEWIS                 Chief Executive Officer and Director     March 26, 2004
---------------------------------------------
              Jeffrey D. Lewis

             /s/ MELINDA M. HALE                 Acting Chief Financial Officer and       March 26, 2004
---------------------------------------------    Principal Accounting Officer
               Melinda M. Hale

                      *                          Director                                 March 26, 2004
---------------------------------------------
                  Paul Gray

                      *                          Director                                 March 26, 2004
---------------------------------------------
                 Jill Holup

                      *                          Director                                 March 26, 2004
---------------------------------------------
                 John Kramer

                      *                          Director                                 March 26, 2004
---------------------------------------------
            Edward J. Russell III

          *By: /s/ JEFFREY D. LEWIS
  ----------------------------------------
    Jeffrey D. Lewis, as attorney in fact

                          MALAN REALTY INVESTORS, INC.

                                   FORM 10-K

                                 EXHIBIT INDEX

EXHIBIT
NUMBER
-------
    (2)  --   Plan of Liquidation (incorporated herein by reference to the
              2002 proxy statement dated July 26, 2002.
   3(a)  --   Amended and Restated Articles of Incorporation of Malan
              Realty Investors, Inc.(incorporated herein by reference to
              Exhibit 3(a) filed with the Company's Quarterly Report on
              Form 10-Q for the quarter ended June 30, 1994 (the "1994
              Second Quarter Form 10-Q").
   3(b)  --   Amended and Restated By-Laws of Malan Realty Investors, Inc.
              (incorporated herein by reference to Exhibit 3(b) filed with
              Form 8-K dated September 7, 1999).
   4(a)  --   Indenture, dated as of June 24, 1994, between Malan Realty
              Investors, Inc. and The Bank of New York, as Trustee, with respect to the 9 1/2% Convertible Subordinated Debentures
              due 2004 (incorporated herein by reference to Exhibit 4(a)
              filed with the 1994 Second Quarter Form 10-Q).
   4(b)  --   Indenture, dated as of June 24, 1994, between Malan Realty
              Investors, Inc. and IBJ Schroeder, as Trustee, with respect to the 8 1/2% Secured Convertible Notes due 2003
              (incorporated herein by reference to Exhibit 4(b) filed with the 1994 Second Quarter Form 10-Q).
 *10(a)  --   The Malan Realty Investors, Inc. 1994 Stock Option Plan
              (incorporated herein by reference to Exhibit 10(a) filed
              with the 1994 Second Quarter Form 10-Q).
 *10(b)  --   Employee Agreement, dated as of June 25, 1994, between the
              Company and Anthony S. Gramer (incorporated herein by
              reference to Exhibit 10(b) filed with the 1994 Second
              Quarter Form 10-Q)
 *10(c)  --   Malan Realty Investors, Inc. 1995 Stock Option Plan for
              Non-Employees Directors (incorporated herein by reference to
              Exhibit 10(p) filed with the 1994 Form 10-K).
 *10(d)  --   Malan Realty Investors, Inc. 1995 Stock Compensation Plan
              for Non-Employees Directors (incorporated herein by
              reference to Exhibit 10(q) filed with the 1994 Form 10-K).
  10(e)  --   Purchase and Sale Agreement, dated as of April 13, 1995,
              between the Company and Clinton Pointe Joint Venture
              (incorporated herein by reference to Exhibit 10(s) filed
              with the 1995 First Quarter Form 10-Q).
 *10(f)  --   First Amendment to Employment Agreement, dated as of August
              15, 1997 between the Company and Anthony S. Gramer
              (incorporated herein by reference to Exhibit 10(m) filed
              with the 1997 Form 10-K).
 *10(g)  --   Change in Control Agreement, dated as of August 15, 1997
              between the Company and Michael K. Kaline (incorporated
              herein by reference to Exhibit 10(n) filed with the 1997
              Form 10-K).
  10(h)  --   Loan Agreement among Malan Midwest, LLC., and Bloomfield
              Acceptance Company, LLC., dated as of May 29, 1998
              (incorporated herein by reference to Exhibit 10(s) filed
              with the June 1, 1998 Amendment No. 1 Form S-2).
 *10(i)  --   Second Amendment to Employment Agreement, dated as of
              December 15, 1999 between the Company and A.S. Gramer
              (incorporated herein by reference to Exhibit 10(s) filed
              with the 1999 Form 10-K).
 *10(j)  --   Employment Agreement dated September 26, 2000 by and between the Company and Jeffrey Lewis (incorporated herein by
              reference to Exhibit 10 (v) filed with the 2000 Third
              Quarter Form 10-Q).
 *10(k)  --   Employment Agreement dated July 16, 2002 by and between the
              Company and Elliott J. Broderick (incorporated herein by
              reference to Exhibit 10(x) filed with the 2002 Second
              Quarter Form 10-Q).
 *10(l)  --   Amendment No. 1 dated May 13, 2003, to Employment Agreement dated September 26, 2000 by and between the Company and
              Jeffrey D. Lewis (incorporated herein by referenced to
              Exhibit (y) filed with the 2003 Second Quarter Form 10-Q).

EXHIBIT
NUMBER
-------
 *10(m)  --   Amendment No. 1 dated May 13, 2003, to Employment Agreement dated July 16, 2002 by and between the Company and Elliott
              J. Broderick (incorporated herein by referenced to Exhibit
              (z) filed with the 2003 Second Quarter Form 10-Q).
  10(n)  --   Agreement of Sale and Purchase between D. J. Christie, Inc., as Purchaser and Malan Midwest, LLC, as Seller dated as of
              December 10, 2003 filed with this Form 10-K.
  21     --   Subsidiaries
  23     --   Consent of PricewaterhouseCoopers LLP
  24     --   Powers of Attorney
 31.1    --   Certification of the Chief Executive Officer
 31.2    --   Certification of the Acting Chief Financial Officer
 32.1    --   Written Statement of the Chief Executive Officer and Acting
              Chief Financial Officer

-------------------------
* A management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.