Form 10-Q
period 2004-03-31
MALAN REALTY INVESTORS INC
filed 2004-05-14
CIK 914735

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

      (Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2004

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from_______________to

                         Commission file number 1-13092

                          MALAN REALTY INVESTORS, INC.
               (Exact name of registrant as specified in charter)

           Michigan                                 38-1841410.
(State or other jurisdiction of          (I.R.S Employer Identification
incorporation or organization)                       Number)

30200 Telegraph Rd., Ste. 105                        48025
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

      As of May 14, 2004 5,121,370 shares of Common Stock, Par Value $.01 Per share, were outstanding.

                          MALAN REALTY INVESTORS, INC.
                                   FORM 10-Q

                                     INDEX

                                                                                     PAGE
                                                                                     -----
PART I     FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                     Statement of Net Assets in Liquidation (Liquidation Basis)
                     as of March 31, 2004 (unaudited), and December 31, 2003             3

                     Statements of Changes in Net Assets in
                     Liquidation (unaudited) for the three months
                     ended March 31, 2004 and March 31, 2003                             4

                     Notes to Consolidated Financial Statements (unaudited)            5-9

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                          10-15

Item 3. Quantitative and Qualitative Disclosures About Market Risk                      15

Item 4. Controls and Procedures                                                         15

PART II    OTHER INFORMATION                                                            16

SIGNATURES                                                                              18

EXHIBITS                                                                             19-21

                  MALAN REALTY INVESTORS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION
                               (LIQUIDATION BASIS)
                                 (IN THOUSANDS)

                                                     MARCH 31,     DECEMBER 31,
                                                       2004            2003
                                                    -----------    ------------
                                                    (UNAUDITED)
ASSETS
    Real estate held for sale                       $    88,254    $     97,350
    Cash and cash equivalents                             9,706           9,794
    Restricted cash - litigation                                          1,831
    Restricted cash - mortgage escrow deposits            1,853           2,635
    Accounts receivable                                   1,782           1,635
    Other assets                                            647             704
                                                    -----------    ------------
        Total Assets                                $   102,242    $    113,949
                                                    -----------    ------------
LIABILITIES
    Mortgages                                       $    52,045    $     52,198
    Convertible debentures                               12,093          19,593
    Accounts payable and other                            4,889           7,624
    Reserve for estimated liquidation costs               5,788           6,601
                                                    -----------    ------------
        Total Liabilities                                74,815          86,016
                                                    -----------    ------------
        NET ASSETS IN LIQUIDATION                   $    27,427    $     27,933
                                                    ===========    ============

                 See Notes to Consolidated Financial Statements

                 MALAN REALTY INVESTORS, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                   THREE MONTHS ENDED     THREE MONTHS ENDED
                                                                     MARCH 31, 2004         MARCH 31, 2003
                                                                   ------------------     ------------------
Net Assets in Liquidation beginning of period                      $           27,933     $           26,430
Operating Income                                                                1,609                  1,720
Changes in net assets in liquidation:
   Distribution to shareholders                                                (1,536)
   Realized loss on sale of assets                                                (18)
   Decrease in fair value of real estate                                         (224)
   Increase in reserve for estimated liquidation costs                           (337)                  (248)
                                                                   ------------------     ------------------
Net Assets in Liquidation as of end of period                      $           27,427     $           27,902
                                                                   ==================     ==================

                 See Notes to Consolidated Financial Statements

                 MALAN REALTY INVESTORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      In August 2002, based upon approval and recommendation of its Board of Directors, the Company's shareholders approved a plan of complete liquidation (the "Plan of Liquidation") of the Company. The Plan of Liquidation provides for the orderly sale of assets for cash or such other form of consideration as may be conveniently distributed to shareholders, payment of or establishing reserves for the payment of liabilities and expenses, distribution of net proceeds of the liquidation to common shareholders, and wind up of operations and dissolution of the company. The liquidation process is expected to take up to twenty-four months to complete, although it could take longer. To the extent that the process does take longer than 24 months, the assets and liabilities of the Company will be transferred into a liquidating trust.

Transfer to Liquidating Trust - The Company is continuing to liquidate its assets and currently expects that no later than August 28, 2004, any then remaining assets and liabilities will be transferred to a liquidating trust. Each shareholder of the Company will automatically become the holder of one unit of beneficial interest in the trust for each share of Company common stock, and all outstanding shares of Company common stock will automatically be deemed cancelled. The Company will seek relief for the trust from registering the units under Section 12(g) of the Securities Exchange Act of 1934, as amended, and its obligation to file periodic reports.

      Subject to limited exceptions related to transfer by will, intestate succession or operation of law, the units WILL NOT BE TRANSFERABLE nor will a unit holder have authority, opportunity or power to sell or in any other manner dispose of any units. As a result, the beneficial interests in the liquidating trust will not be listed on any securities exchange or quoted on any automated quotation system of a registered securities association. Shareholders who may need or wish liquidity with respect to their Company common stock before the liquidating trust makes liquidating distributions should look into selling their shares while the common stock is still traded on an established market.

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

Basis of Presentation - The accompanying interim consolidated financial statements and related notes of the Company are unaudited; however, they have been prepared in accordance with generally accepted accounting principles for interim financial reporting for a company in voluntary liquidation, the instructions to Form 10-Q and the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such rules. In the opinion of management, all adjustments consisted only of normal recurring adjustments considered necessary for a fair presentation of the Company's consolidated financial position and results of operations have been included. The results of such interim periods are not necessarily indicative of the results of operations for the full year. These financial statements should be read in conjunction with the Company's audited financial statements and other information included in the Company's Annual Report on the Form 10-K for the year ended December 31, 2003.

Principles of Consolidation - The accompanying consolidated financial statements include the activity of the Company and its wholly owned subsidiaries, Malan Meadows, Inc., Malan Aurora Corp., Malan Pine Ridge LLC, Malan Midwest, LLC, Malan WSC, LLC, and Bricktown Malan LLC. All significant inter-company balances and transactions have been eliminated.

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

2.    COMPENSATION PLANS

      During the three months ended March 31, 2004, the Company paid approximately $10,000 in employer matching contributions to its 401(k) retirement plan.

3.    LIQUIDATING DISTRIBUTIONS

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

      The Company's Net Assets in Liquidation as of March 31, 2004 (as shown in the Consolidated Statement of Net Assets in Liquidation found on page 2), are $27.427 million. This equates to approximately $5.36 per share. Adjusting the range stated in the previous paragraph for the $0.81 already distributed the remaining anticipated distributions fall within the adjusted range of $3.69 to $5.44

      The stated range of shareholder distributions are estimates and actual results may be higher or lower than estimated. Due to the nature of the Company's assets and liabilities, there is very little potential for significant variance on the high end of the range of estimated distributions. This is because it is unlikely that the balance of the real estate assets owned by the Company would be sold for markedly more than the value carried on the Consolidated Statement of Net Assets in Liquidation.

      The potential for variance on either end of the range could occur for the following reasons. 1) although every effort has been made to anticipate all of the costs associated with the liquidation, it is possible that there will be unanticipated costs that could reduce net assets actually realized., 2) If the Company were to wind up business significantly faster than anticipated some of the anticipated costs may not be necessary and net assets could be higher, 3) although all of the remaining real estate assets are being valued based upon the Company's best current estimate of what the assets are worth, circumstances may change and the actual net proceeds realized from the sale of some of the assets might be less, or significantly less, than currently estimated. Two possible reasons could be the discovery of new environmental issues or loss of a tenant, although there could be other reasons.

4.    DEBT OBLIGATIONS

As of March 31, 2004 and December 31, 2003, the Company had the following debt obligations:

                                              RECOURSE (R)      MATURITY        BALANCE            BALANCE
                         COLLATERAL         NON-RECOURSE (N)      DATE      MARCH 31, 2004    DECEMBER 31, 2003
                         ----------         ----------------    --------    --------------    -----------------
                                                                            (in thousands)      (in thousands)
Convertible              Unsecured                 R             7/15/04    $       12,093    $          19,593
Debentures

Salomon Bros.        4 Wal-Mart anchored           N             8/11/04            12,071               12,071
Realty Corp.          shopping centers

Wells Fargo Bank          13 Retail                N             6/2028             19,684               19,747
                         Properties
UBS Warburg           Bricktown Square             N             8/2005             20,290               20,380
                                                                            --------------    -----------------
          Total                                                             $       64,138    $          71,791
                                                                            ==============    =================

      On March 4, 2004 the Company announced a partial redemption call for $5 million of 9.5% convertible Subordinated Debentures. The portion of the Debentures being called were redeemed at par, plus accrued but unpaid interest, and retired. The payment was made April 14, 2004. After the April redemption the Debenture balance will be $7.093 million.

      On April 30, 2004 the Company announced the final redemption call for the remaining balance of $7.093 million of 9.5% convertible Subordinated Debentures. The Debentures being called will be redeemed at par, plus accrued but unpaid interest, and retired. The payment date is June 1, 2004.

5.    PROPERTY TRANSACTIONS AND CLASSIFICATIONS

      During the three months ended March 31, 2004 and subsequent, the Company disposed of the following properties (in thousands):

                                                                  GROSS
                                                                 LEASABLE                      NET PROCEEDS
                                                                   AREA         CONTRACT        AFTER DEBT
  DATE              PROPERTY                 LOCATION            (SQ. FT.)       PRICE           REPAYMENT
  ----              --------                 --------            ---------      --------       ------------
1/21/04         Vacant Land             Lawrence, KS                            $    635       $        594
2/11/04         Hobby Lobby             Fairview Heights, IL        96             2,300              2,298
 3/1/04         Former Kmart            Milwaukee, WI              118             2,700              2,550
3/25/04         Prairie View Plaza      Kansas City, MO            104             3,565              3,411
 4/7/04         Harbor Freight          Topeka, KS                 109             1,000                865
4/26/04         Kmart                   Loves Park, IL             106             1,550              1,429
4/28/04         Broadway Center         Merrillville, IN           178             6,700              6,411
                                                                   ---          --------        -----------
                Total                                              711          $ 18,450        $    17,558
                                                                   ===          ========        ===========

      Net cash generated from the sales was used for general working capital purposes and to pay down the outstanding balances on the Company's debt obligations referenced in footnote 4.

      As of May 5, 2004, the following properties were under contract for sale:

   PROPERTY               LOCATION              CONTRACT PRICE
   --------               --------              --------------
                                                (in thousands)
Wal-Mart Plaza       Wood River, IL             $        6,200

Wal-Mart Plaza       Benton Harbor, MI
Wal-Mart Plaza       Champaign, IL
Wal-Mart Plaza       Chanute, KS
Wal-Mart Plaza       Crawfordsville, IL
Wal-Mart Plaza       Decatur, IL
Wal-Mart Plaza       Decatur, IN
Wal-Mart Plaza       El Dorado, KS
Wal-Mart Plaza       Huntington, IN
Wal-Mart Plaza       Jacksonville, IL
Wal-Mart Plaza       Little Falls, MN
Wal-Mart Plaza       Mansfield, OH
Wal-Mart Plaza       Owosso, MI
Wal-Mart Plaza       Sturgis, MI                        29,000
                                                        ------
                                         Total  $       35,200
                                                        ======

      Some of the above contracts are subject to due diligence and other contingencies and are expected to close within the next 30 to 120 days pending waiver of such contingencies. In addition the Company has two properties under letters of intent at contract prices totaling $33.15 million. The Company has five properties that are not under contract or letter of intent.

6.    COMMITMENTS AND CONTINGENCIES

ENVIRONMENTAL ISSUES

      Prospective buyers of the Company's properties have raised environmental questions on certain properties during the due diligence period of purchase contracts. The issues generally involve residual contamination from (1) underground storage tanks removed from the properties a number of years ago or
(2) solvents used by dry cleaner tenants. The Company has, with assistance from its environmental consultants, assessed the extent of contamination, the potential costs of any required remediation, and the viability of indemnification from third parties for all its properties. The Company's original estimates of the total costs related to investigation, assessment, review of these issues and remediation of known contamination was approximately $3.1 million at December 31, 2002. During 2003 the Company reduced its estimate of environmental investigation and remediation costs by approximately $1.5 million based on actual costs and revisions in estimated remediation costs at several of the properties based on test results and further investigation of the issues. The Company has incurred approximately $1.2 million through March 31, 2004 and has a remaining accrual of anticipated costs of $577,000

OTHER

      The Company is obligated to provide lifetime health insurance benefits to its former CEO Anthony Gramer. At March 31, 2004 and December 31, 2003 the Company had approximately $116,000 reserved for this purpose although the actual amount could be greater.

7.    ESTIMATED LIQUIDATION COSTS

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

      The change in the Company's Reserve for Estimated Liquidations Costs for the three months ended March 31, 2004 is detailed as follows:

                                            BALANCE                                         BALANCE
                                        JANUARY 1, 2004     PAYMENTS     ADJUSTMENTS    MARCH 31, 2004
                                        ---------------     --------     -----------    --------------
Severance, Retention and Bonus          $           974     $    (11)    $      (208)   $          755
Payroll and Personnel Costs                         968         (366)             59               661
Provision for State Taxes                           435         (193)             84               326
Professional Fees                                 1,743         (360)            150             1,533
Office & Administrative Expenses                  2,481         (220)            252             2,513
                                        ---------------     --------     -----------    --------------
Total                                   $         6,601     $ (1,150)    $       337    $        5,788
                                        ===============     ========     ===========    ==============

      The adjustment for the period is primarily due to payments to consultants higher than anticipated and increases in the estimated cost for insurance during the liquidation period offset by a reduction in the estimate of severance costs.

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

CHANGES IN NET ASSETS IN LIQUIDATION

Three Months Ended March 31, 2004

      Net Assets in Liquidation decreased $506,000 from December 31, 2003 to March 31, 2004. Operating income including income from properties and interest expense on corporate and property specific debt was approximately $1.609 million during the period. Realized loss from the sale of assets was approximately $18,000 and the estimated fair value on the remaining properties held for sale decreased $224,000 based on updated analysis. The reserve for estimated liquidation costs increased approximately $337,000 primarily due to increases in actual other professional fees over what was previously projected and increases in the estimated cost for insurance during the liquidation period offset by a reduction in the estimate of severance costs. A distribution of $1.536 million to shareholders was made January 26, 2004.

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

      The Company anticipates that its cash flow from operations and sales of property will be sufficient to fund its cash needs for payment of expenses during the liquidation period, capital expenditures, recurring debt service payments and repayment of debt maturities. Because of differences between the timing of property sales and the maturity of certain debt obligations coming due in 2004, the Company may need to refinance some properties and/or request extensions of existing financing agreements or obtain back-up financing arrangements (see "debt obligations" below).

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

      The Company's Net Assets in Liquidation as of March 31, 2004 (as shown in the Consolidated Statement of Net Assets in Liquidation found on page 2), are $27.427 million. This equates to approximately $5.36 per share. Adjusting the range stated in the previous paragraph for the $0.81 already distributed the remaining anticipated distributions fall within the adjusted range of $3.69 to $5.44

      The stated range of shareholder distributions are estimates and actual results may be higher or lower than estimated. Due to the nature of the Company's assets and liabilities, there is very little potential for significant variance on the high end of the range of estimated distributions. This is because it is unlikely that the balance of the real estate assets owned by the Company would be sold for markedly more than the value carried on the Consolidated Statement of Net Assets in Liquidation.

      The potential for variance on either end of the range could occur for the following reasons. 1) although every effort has been made to anticipate all of the costs associated with the liquidation, it is possible that there will be unanticipated costs that could reduce net assets actually realized., 2) If the Company were to wind up business significantly faster than anticipated some of the anticipated costs may not be necessary and net assets could be higher, 3) although all of the remaining real estate assets are being valued based upon the Company's best current estimate of what the assets are worth, circumstances may change and the actual net proceeds realized from the sale of some of the assets might be less, or significantly less, than currently estimated. Two possible reasons could be the discovery of new environmental issues or loss of a tenant, although there could be other reasons.

DEVELOPMENTS AND REDEVELOPMENT

      Consistent with the Plan of Liquidation discussed below, the Company does not anticipate any new developments or substantial redevelopments. Selected redevelopment consistent with the Plan of Liquidation may occur.

CAPITAL EXPENDITURES

      The Company incurs capital expenditures in the ordinary course of business in order to maintain its properties. Such capital expenditures typically include roof, parking lot and other structural repairs, some of which are reimbursed by tenants. Approximately $1.1 million is anticipated to be incurred in 2004 for capital expenditures (none of which has been incurred during the three months ended March 31, 2004).

      In order to procure new tenants or renegotiate expiring leases with current tenants, the Company will provide inducements such as building allowances or space improvements and will pay leasing commissions to outside brokers in accordance with prevailing market conditions. The total cost of these expenditures in 2004 is estimated to be approximately $668,000 (of which $5,000 was incurred during the three months ended March 31, 2004). These expenditures are generally funded out of operating cash flows.

SOURCES OF CAPITAL

      During the three months ended March 31, 2004 and subsequent, the Company disposed of the following properties (in thousands):

                                                                GROSS
                                                              LEASABLE                   NET PROCEEDS
                                                                AREA         CONTRACT     AFTER DEBT
  DATE               PROPERTY               LOCATION          (SQ. FT.)        PRICE       REPAYMENT
  ----               --------               --------          ---------     ----------   ------------
1/21/04         Vacant Land           Lawrence, KS                          $     635    $        594
2/11/04         Hobby Lobby           Fairview Heights, IL        96            2,300           2,298
 3/1/04         Former Kmart          Milwaukee, WI              118            2,700           2,550
3/25/04         Prairie View Plaza    Kansas City, MO            104            3,565           3,411
 4/7/04         Harbor Freight        Topeka, KS                 109            1,000             865
4/26/04         Kmart                 Loves Park, IL             106            1,550           1,429
4/28/04         Broadway Center       Merrillville, IN           178            6,700           6,411
                                                                 ---        ---------    ------------
                Total                                            711        $  18,450    $     17,558
                                                                 ===        =========    ============

      Net cash generated from the sales was used for general working capital purposes and to pay down the outstanding balances on the Company's debt obligations.

      As of May 5, 2004, the following properties were under contract for sale:

   PROPERTY               LOCATION                   CONTRACT PRICE
   --------               --------                   --------------
                                                     (in thousands)
Wal-Mart Plaza       Wood River, IL                  $        6,200

Wal-Mart Plaza       Benton Harbor, MI
Wal-Mart Plaza       Champaign, IL
Wal-Mart Plaza       Chanute, KS
Wal-Mart Plaza       Crawfordsville, IL
Wal-Mart Plaza       Decatur, IL
Wal-Mart Plaza       Decatur, IN
Wal-Mart Plaza       El Dorado, KS
Wal-Mart Plaza       Huntington, IN
Wal-Mart Plaza       Jacksonville, IL
Wal-Mart Plaza       Little Falls, MN
Wal-Mart Plaza       Mansfield, OH
Wal-Mart Plaza       Owosso, MI
Wal-Mart Plaza       Sturgis, MI                             29,000
                                                             ------
                                          Total      $       35,200
                                                             ======

      Some of the above contracts are subject to due diligence and other contingencies and are expected to close within the next 30 to 120 days pending waiver of such contingencies. In addition the Company has two properties under letters of intent at contract prices totaling $33.150 million. The Company has five properties that are not under contract or letter of intent.

DEBT OBLIGATIONS

      As of March 31, 2004, the Company had the following debt obligations:

                                                  RECOURSE (R)       MATURITY        BALANCE
                             COLLATERAL         NON-RECOURSE (N)       DATE       MARCH 31, 2004
                             ----------         ----------------     --------     --------------
                                                                                  (in thousands)
Convertible              Unsecured                     R              7/15/04     $       12,093
Debentures

Salomon Bros.            4 Wal-Mart anchored           N              8/11/04             12,071
Realty Corp.             shopping centers

Wells Fargo Bank         13 Retail                     N              6/2028              19,684
(formerly Bloomfield     Properties
Acceptance Corp.)
UBS Warburg              Bricktown Square              N              8/2005              20,290
                                                                                          ------
           Total                                                                  $       64,138
                                                                                          ======

      On March 4, 2004 the Company announced a partial redemption call for $5 million of 9.5% convertible Subordinated Debentures. The portion of the Debentures being called were redeemed at par, plus accrued but unpaid interest, and retired. The payment was made April 14, 2004. After the April redemption the Debenture balance will be $7.093 million.

      On April 30, 2004 the Company announced the final redemption call for the remaining balance of $7.093 million of 9.5% convertible Subordinated Debentures. The Debentures being called will be redeemed at par, plus accrued but unpaid interest, and retired. The payment date is June 1, 2004.

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

      The Company is continuing to liquidate its assets and currently expects that no later than August 28, 2004, any then remaining assets and liabilities will be transferred to a liquidating trust. Each shareholder of the Company will automatically become the holder of one unit of beneficial interest in the trust for each share of Company common stock, and all outstanding shares of Company common stock will automatically be deemed cancelled. The Company will seek relief for the trust from registering the units under Section 12(g) of the Securities Exchange Act of 1934, as amended, and its obligation to file periodic reports.

      Subject to limited exceptions related to transfer by will, intestate succession or operation of law, the units WILL NOT BE TRANSFERABLE nor will a unit holder have authority, opportunity or power to sell or in any other manner dispose of any units. As a result, the beneficial interests in the liquidating trust will not be listed on any securities exchange or quoted on any automated quotation system of a registered securities association. Shareholders who may need or wish liquidity with respect to their Company common stock before the liquidating trust makes liquidating distributions should look into selling their shares while the common stock is still traded on an established market.

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

      The change in the Company's Reserve for Estimated Liquidations Costs for the three months ended March 31, 2004 is detailed as follows:

                                        BALANCE                                            BALANCE
                                    JANUARY 1, 2004     PAYMENTS       ADJUSTMENTS      MARCH 31, 2004
                                    ---------------     --------       -----------      --------------
Severance, Retention and Bonus      $           974     $    (11)      $      (208)     $          755
Payroll and Personnel Costs                     968         (366)               59                 661
Provision for State Taxes                       435         (193)               84                 326
Professional Fees                             1,743         (360)              150               1,533
Office & Administrative Expenses              2,481         (220)              252               2,513
                                    ---------------     --------       -----------      --------------
Total                               $         6,601     $ (1,150)      $       337      $        5,788
                                    ===============     ========       ===========      ==============

      The adjustment for the period is primarily due to payments to consultants higher than anticipated and increases in the estimated cost for insurance during the liquidation period offset by a reduction in the estimate of severance costs.

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

      As of April 30, 2004 the Company has terminated the consulting contract that had been in effect since October 1, 2003 with its former Chief Financial Officer, Secretary and Treasurer, Elliott J. Broderick.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      The Company has exposure to interest rate risk on its debt obligations and interest rate instruments. Based on the Company's outstanding variable rate debt at March 31, 2004, a one percent increase or decrease in interest rates would decrease or increase, respectively, the Company earnings and cash flows by approximately $324,000 on an annualized basis.

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

      There has been no changes in the Company's internal controls over financial reporting identified in connection with the evaluation referred to above that occurred during the last quarter and that has materially affected, or is reasonably likely to material affect, the Company's internal controls over financial reporting

                          MALAN REALTY INVESTORS, INC.

PART II - OTHER INFORMATION

Item 1:  Legal Proceedings
                  NONE

Item 2:  Changes in Securities

                     ISSUER PURCHASES OF EQUITY SECURITIES

                                                                    Total Number of        Maximum Number
                                                                      Convertible          of Convertible
                                                                       Debentures         Debentures that
                          Total Number of                           Purchased as Part        May Yet Be
                            Convertible     Average price Paid         of Publicly         Purchased Under
                            Debentures        per Convertible       Announced Plans or      the Plans of
      Period                 Purchased           Debenture               Programs              Programs
      ------             ----------------   ------------------      ------------------    ----------------
January 1 - 31, 2004                   0
February 1 - 29, 2004                  0
March 1 - 31, 2004             5,000,000    $              1                 5,000,000           7,093,000
                               ---------    ----------------                 ---------           ---------
                 Total         5,000,000    $              1                 5,000,000           7,093,000
                               =========    ================                 =========           =========

The Company has Convertible Debentures which are convertible into shares of Common Stock at a price of $17 per share. The Debentures are unsecured general obligations of the Company due July 15, 2004. In September 2003 the Company began a series of partial redemptions to retire the Debentures.

Item 3:  Defaults Upon Senior Securities
                  NONE

Item 4:  Submission of Matters to a Vote of Security Holders
                  NONE

Item 5:  Other Information
                  NONE

Item 6:  Exhibits and Reports on Form 8-K

       a) Exhibit Index:

31.1    Certification of the Chief Executive Officer            Filed with this document

31.2    Certification of the Acting Chief Financial             Filed with this document
        Officer

32.1    Written Statement of the Chief Executive Officer        Filed with this document
        Acting Chief Financial Officer

       b) Reports on Form 8-K

      DATED             FURNISHED                         PURPOSE OF REPORT
January 15, 2004     January 20, 2004       Press release announcing final court ruling in
                                            former CEO's lawsuit

January 30, 2004     February 3,2004        Press release announcing tax treatment of
                                            liquidating distributions

February 17, 2004    February 18, 2004      Press release announcing property sales

March 4, 2004        March 9, 2004          Press release announcing property sale and partial
                                            redemption call of 9.5% convertible subordinated
                                            debentures
March 31, 2004       April 12, 2004         Press release announcing net assets in liquidation
                                            at December 31, 2003 and property sales

                          MALAN REALTY INVESTORS, INC.
                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MALAN REALTY INVESTORS, INC.

By: /s/ Jeffrey D. Lewis
    -------------------------------
    Jeffrey D. Lewis
    Chief Executive Officer

By: /s/ Melinda M. Hale
    -------------------------------
    Melinda M. Hale
    Acting Chief Financial Officer (acting principal accounting officer)

Dated: May 14, 2004

                                 EXHIBIT INDEX

EXHIBIT NO.       DESCRIPTION

EX-31.1           Certification of Chief Executive Officer pursuant to Section
                  302

EX-31.2           Certification of Chief Financial Officer pursuant to Section
                  302

EX-32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002