Form 10-Q
period 2004-06-30
MALAN REALTY INVESTORS INC
filed 2004-08-13
CIK 914735

--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 2004

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

      As of August 13, 2004 5,125,370 shares of Common Stock, Par Value $.01 Per share, were outstanding.

                          MALAN REALTY INVESTORS, INC.
                                   FORM 10-Q

                                     INDEX

                                                                                          PAGE
                                                                                          ----
PART I FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

              Statement of Net Assets in Liquidation (Liquidation Basis)
               as of June 30, 2004 (unaudited), and December 31, 2003                         3

              Statements of Changes in Net Assets in Liquidation
               (unaudited) for the three months and the six months ended
               June 30, 2004 and June 30, 2003                                                4

              Notes to Consolidated Financial Statements (unaudited)                        5-9

Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                              10-15

Item 3. Quantitative and Qualitative Disclosures About Market Risk                           15

Item 4. Controls and Procedures                                                              16

PART II OTHER INFORMATION                                                                    17

SIGNATURES                                                                                   19

EXHIBITS                                                                                  20-22

                 MALAN REALTY INVESTORS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION
                              (LIQUIDATION BASIS)
                                 (IN THOUSANDS)

                                                              JUNE 30,          DECEMBER 31,
                                                                2004                2003
                                                                ----                ----
                                                             (UNAUDITED)
ASSETS
      Real estate held for sale                              $    75,047        $     97,350
      Cash and cash equivalents                                    4,473               9,794
      Restricted cash - litigation                                                     1,831
      Restricted cash - mortgage escrow deposits                   2,584               2,635
      Accounts receivable                                          1,347               1,635
      Other assets                                                   148                 704
                                                             -----------        ------------
           Total Assets                                      $    83,599        $    113,949
                                                             ===========        ============

LIABILITIES
      Mortgages                                              $    43,895        $     52,198
      Convertible debentures                                                          19,593
      Accounts payable and other                                   4,412               7,624
      Reserve for estimated liquidation costs                      5,207               6,601
                                                             -----------        ------------
           Total Liabilities                                      53,514              86,016
                                                             -----------        ------------

           NET ASSETS IN LIQUIDATION                         $    30,085        $     27,933
                                                             ===========        ============

                 See Notes to Consolidated Financial Statements

                 MALAN REALTY INVESTORS, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                     JUNE 30,                 JUNE 30,
                                                                2004        2003          2004         2003
                                                                ----        ----          ----         ----
Net Assets in Liquidation beginning of period                $ 27,427     $ 27,902      $ 27,933     $ 26,430
Operating Income                                                1,685          911         3,294        2,631
Changes in net assets in liquidation:
   Distribution to shareholders                                                           (1,536)
   Realized loss on sale of assets                               (319)         313          (337)         313
   Increase (decrease) in fair value of real estate             1,692         (665)        1,468         (665)
   Increase in reserve for estimated liquidation costs           (400)         179          (737)         (69)
                                                             --------     --------      --------     --------
Net Assets in Liquidation as of end of period                $ 30,085     $ 28,640      $ 30,085     $ 28,640
                                                             ========     ========      ========     ========

                 See Notes to Consolidated Financial Statements

                 MALAN REALTY INVESTORS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.    BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      In August 2002, based upon approval and recommendation of its Board of Directors, the Company's shareholders approved a plan of complete liquidation (the "Plan of Liquidation") of the Company. The Plan of Liquidation provides for the orderly sale of assets for cash or such other form of consideration as may be conveniently distributed to shareholders, payment of or establishing reserves for the payment of liabilities and expenses, distribution of net proceeds of the liquidation to common shareholders, and wind up of operations and dissolution of the company. The liquidation process was expected to take up to twenty-four months to complete. To the extent that the process will take longer than 24 months, the assets and liabilities of the Company will be transferred into a liquidating trust.

Transfer to Liquidating Trust - The Company is continuing to liquidate its assets and currently expects that no later than August 27, 2004, any then remaining assets and liabilities will be transferred to the Malan Liquidating Trust (the "Trust"), a Delaware trust created July 30, 2004. Each shareholder of the Company will automatically become the holder of one unit of beneficial interest in the Trust for each share of Company common stock, and all outstanding shares of Company common stock will automatically be deemed cancelled. The Company has requested that the staff of the Securities and Exchange Commission ( the "SEC") permit the Trust to file abbreviated reports with the SEC in the form in which the Trust will report periodically to its beneficiaries, in lieu of filing the periodic reports that would be required to be filed with the SEC under Section 13 of the Securities Exchange Act of 1934.

      Subject to limited exceptions related to transfer by will, intestate succession or operation of law, the units WILL NOT BE TRANSFERABLE nor will a unit holder have authority, opportunity or power to sell or in any other manner dispose of any units. As a result, the beneficial interests in the Trust will not be listed on any securities exchange or quoted on any automated quotation system of a registered securities association. Shareholders who may need or wish liquidity with respect to their Company common stock before the Trust makes liquidating distributions should look into selling their shares while the common stock is still traded on an established market.

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

2.    COMPENSATION PLANS

      During the six months ended June 30, 2004, the Company paid approximately $17,000 in employer matching contributions to its 401(k) retirement plan.

3.    LIQUIDATING DISTRIBUTIONS

      During the process of adopting the Plan of Liquidation in 2002, the Company estimated that total liquidating distributions would be in the range of $4.75 to $8.50 per share. Subsequently, in July 2003 the Company revised this estimate downward to a range of $4.50 - $6.25 per share. The precise timing of distributions was uncertain. Through June 2004, total distributions have been $0.81 per share, with $0.51 per share being distributed in September 2003 and an additional $0.30 per share being distributed in January 2004. The liquidating distributions were made to maintain the Company's REIT status. The timing of future distributions remains uncertain.

      The Company's Net Assets in Liquidation as of June 30, 2004 (as shown in the Consolidated Statement of Net Assets in Liquidation found on page 3), are $30.085 million. This equates to approximately $5.87 per share.

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

      The potential for variance on either end of the range could occur for the following reasons. 1) Although every effort has been made to anticipate all of the costs associated with the liquidation, it is possible that there will be unanticipated costs that could reduce net assets actually realized. 2) If the Company were to wind up business significantly faster than anticipated some of the anticipated costs may not be necessary and net assets could be higher. 3) Although all of the remaining real estate assets are being valued based upon the Company's best current estimate of what the assets are worth, circumstances may change and the actual net proceeds realized from the sale of some of the assets might be less, or significantly less, than currently estimated. Two possible reasons could be the discovery of new environmental issues or loss of a tenant, although there could be other reasons.

4.    DEBT OBLIGATIONS

      As of June 30, 2004 and December 31, 2003, the Company had the following debt obligations:

                                                  RECOURSE (R)       MATURITY           BALANCE                BALANCE
                              COLLATERAL        NON-RECOURSE (N)       DATE          JUNE 30, 2004        DECEMBER 31, 2003
                              ----------        ----------------       ----          -------------        -----------------
                                                                                    (in thousands)         (in thousands)
Convertible
Debentures               Unsecured                     R             7/15/04           $        0             $   19,593

Salomon Bros.            3 Wal-Mart anchored
Realty Corp.             shopping centers              N             8/11/04                4,071                 12,071

Wells Fargo Bank         13 Retail Properties          N              6/2028               19,624                 19,747

UBS Warburg              Bricktown Square              N              8/2005               20,200                 20,380
                                                                                       ----------             ----------

         Total                                                                         $   43,895             $   71,791
                                                                                       ==========             ==========

      On March 4, 2004 the Company announced a partial redemption call for $5 million of 9.5% convertible Subordinated Debentures. The portion of the Debentures being called were redeemed at par, plus accrued but unpaid interest, and retired. The payment was made April 14, 2004.

      On April 30, 2004 the Company announced the final redemption call for the remaining balance of $7.093 million of 9.5% convertible Subordinated Debentures. The remaining Debentures being called were redeemed at par, plus accrued but unpaid interest, and retired on June 1, 2004.

      Also in June 2004 the Company completed the sale of Woodriver Shopping Center generating proceeds of approximately $6.0 million, which were utilized to pay down the Salomon Brothers Realty Corp. loan to a balance of approximately $6.071 million. The Company made three additional paydowns on this loan out of excess working capital to fully retire this debt as of August 6, 2004. The payments were made as follows:

Date of Payment                  Amount (in thousands)
---------------                  ---------------------
 June 10, 2004                           $2,000
 July 12, 2004                            1,071
 August 6, 2004                           2,866
                                         ------
          Total                          $5,937
                                         ======

      The final payment was offset by available funds on reserve with the lender of approximately $134,000.

5.    PROPERTY TRANSACTIONS AND CLASSIFICATIONS

      During the six months ended June 30, 2004 and subsequent, the Company disposed of the following properties (in thousands):

                                                              GROSS
                                                             LEASABLE                NET PROCEEDS
                                                              AREA      CONTRACT      AFTER DEBT
  DATE             PROPERTY              LOCATION           (SQ. FT.)    PRICE         REPAYMENT
  ----             --------              --------           ---------   --------     ------------
1/21/04       Vacant Land          Lawrence, KS                         $    635       $    594
2/11/04       Hobby Lobby          Fairview Heights, IL        96          2,300          2,298
 3/1/04       Former Kmart         Milwaukee, WI               118         2,700          2,550
3/25/04       Prairie View
               Plaza               Kansas City, MO             104         3,565          3,411
4/7/04        Harbor Freight       Topeka, KS                  109         1,000            865
4/26/04       Kmart                Loves Park, IL              106         1,550          1,429
4/28/04       Broadway Center      Merrillville, IN            178         6,700          6,411
              Woodriver            Woodriver, IL               147         6,200              0
6/1/04        Shopping Center
7/20/04       Kmart                Valparaiso, IN               94         1,875          1,764
                                                               ---      --------       --------

              Total                                            952      $ 26,525       $ 19,322
                                                               ===      ========       ========

      Net cash generated from the sales was used for general working capital purposes and to pay down the outstanding balances on the Company's debt obligations referenced in footnote 4.

      As of August 5, 2004, the following propertiy is under contract for sale:

             PROPERTY                LOCATION               CONTRACT PRICE
             --------                --------               --------------
                                                            (in thousands)
Bricktown Square Shopping Center    Chicago, IL                $27,000

      The above contract is subject to due diligence and other contingencies and is expected to close within the next 30 to 60 days from the date of this filing pending waiver of such contingencies.

      The Company has a signed letter of intent for the sale of 13 properties that were previously under contract. While the original contract and subsequent amendments have expired the Company retains the earnest money deposit and is in active negotiations with the buyer to reinstate the original contract.

      The Company has five properties that are not under contract or letter of intent.

6.    COMMITMENTS AND CONTINGENCIES

ENVIRONMENTAL ISSUES

      Prospective buyers of the Company's properties have raised environmental questions on certain properties during the due diligence period of purchase contracts. The issues generally involve residual contamination from (1) underground storage tanks removed from the properties a number of years ago or
(2) solvents used by dry cleaner tenants. The Company has, with assistance from its environmental consultants, assessed the extent of contamination, the potential costs of any required remediation, and the viability of indemnification from third parties for all its properties. The Company's original estimates of the total costs related to investigation, assessment, review of these issues and remediation of known contamination was approximately $3.1 million at December 31, 2002. During 2003 the Company reduced its estimate of environmental investigation and remediation costs by approximately $1.5 million based on actual costs and revisions in estimated remediation costs at several of the properties based on test results and further investigation of the issues. The Company has incurred approximately $1.2 million through June 30, 2004 and has a remaining accrual of anticipated costs of $577,000

OTHER

      The Company is obligated to provide lifetime health insurance benefits to its former CEO Anthony Gramer. At June 30, 2004 and December 31, 2003 the Company had approximately $350,000 and $116,000, respectively, reserved for this purpose although the actual amount could be greater. The increased reserve is based on valuations of health insurance plans currently being considered.

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

      The change in the Company's Reserve for Estimated Liquidations Costs for the three months ended June 30, 2004 is detailed as follows:

                                               BALANCE                                            BALANCE
                                          MARCH 31, 2004      PAYMENTS      ADJUSTMENTS        JUNE 30, 2004
                                          --------------      --------      -----------        -------------
Severance, Retention and Bonus              $     755          $ (13)         $ (75)            $     667
Payroll and Personnel Costs                       661           (326)            62                   397
Provision for State Taxes                         326              -             50                   376
Professional Fees                               1,533           (437)           501                 1,597
Office & Administrative Expenses                2,513           (205)          (138)                2,170
                                            ---------          -----          -----              --------

Total                                       $   5,788          $(981)         $ 400              $  5,207
                                            =========          =====          =====              =========

      The adjustment for the period is primarily due to legal and professional fees higher than anticipated.

8.    SUBSEQUENT EVENTS

      In July 2004 4,000 shares of Company stock were issued upon the exercise of stock options by two directors of the Company under the Company's stock option plan for non-employee directors. The weighted average exercise price was $4.10.

      Also in July the Company received 10,886 shares of Kmart Holding Corp. stock in settlement of certain non-secured bankruptcy claims. The Company had a receivable of approximately $450,000 related to its former Kmart stores all of which had been fully reserved for. The bankruptcy claim was based on money owed as well as lost future revenue to the Company as a result of rejection of the store leases by Kmart. The Company sold the shares on July 26, 2004 for net proceeds of approximately $820,000.

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

CHANGES IN NET ASSETS IN LIQUIDATION

Three Months Ended June 30, 2004

      Net Assets in Liquidation increased $2.658 million from March 31, 2004 to June 30, 2004. Operating income including income from properties and interest expense on corporate and property specific debt was approximately $1.685 million during the period. Realized loss from the sale of assets was approximately $319,000 and the estimated fair value on the remaining properties held for sale increased $1.692 million based on updated analysis and signed contracts. The reserve for estimated liquidation costs increased approximately $400,000 primarily due to increases in actual other professional fees and legal fees over what was previously projected.

Six Months Ended June 30, 2004

      Net Assets in Liquidation increased $2.152 million from December 31, 2003 to June 30, 2004. Operating income including income from properties and interest expense on corporate and property specific debt was approximately $3.294 million during the period. Realized loss from the sale of assets was approximately $337,000 and the estimated fair value on the remaining properties held for sale increased $1.468 million based on updated analysis and signed contracts. The reserve for estimated liquidation costs increased approximately $737,000 primarily due to increases in actual other professional fees and legal fees over what was previously projected. A distribution of $1.536 million to shareholders was made January 26, 2004

LIQUIDITY AND CAPITAL RESOURCES

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

      During the process of adopting the Plan of Liquidation in 2002, the Company estimated that total liquidating distributions would be in the range of $4.75 to $8.50 per share. Subsequently, in July 2003 the Company revised this estimate downward to a range of $4.50 - $6.25 per share. The precise timing of distributions was uncertain. Through June 2004, total distributions have been $0.81 per share, with $0.51 per share being distributed in September 2003 and an additional $0.30 per share being distributed in January 200. The liquidating distributions were made to maintain the Company's REIT status. The timing of future distributions remains uncertain.

      The Company's Net Assets in Liquidation as of June 30, 2004 (as shown in the Consolidated Statement of Net Assets in Liquidation found on page 2), are $30.085 million. This equates to approximately $5.87 per share.

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

      The potential for variance on either end of the range could occur for the following reasons. 1) Although every effort has been made to anticipate all of the costs associated with the liquidation, it is possible that there will be unanticipated costs that could reduce net assets actually realized. 2) If the Company were to wind up business significantly faster than anticipated some of the anticipated costs may not be necessary and net assets could be higher. 3) Although all of the remaining real estate assets are being valued based upon the Company's best current estimate of what the assets are worth, circumstances may change and the actual net proceeds realized from the sale of some of the assets might be less, or significantly less, than currently estimated. Two possible reasons could be the discovery of new environmental issues or loss of a tenant, although there could be other reasons.

DEVELOPMENTS AND REDEVELOPMENT

      Consistent with the Plan of Liquidation discussed below, the Company does not anticipate any new developments or substantial redevelopments. Selected redevelopment consistent with the Plan of Liquidation may occur.

CAPITAL EXPENDITURES

      The Company incurs capital expenditures in the ordinary course of business in order to maintain its properties. Such capital expenditures typically include roof, parking lot and other structural repairs, some of which are reimbursed by tenants. Approximately $1.1 million is anticipated to be incurred in 2004 for capital expenditures (of which $65,000 has been incurred during the six months ended June 30, 2004).

      In order to procure new tenants or renegotiate expiring leases with current tenants, the Company will provide inducements such as building allowances or space improvements and will pay leasing commissions to outside brokers in accordance with prevailing market conditions. The total cost of these expenditures in 2004 is estimated to be approximately $668,000 (of which $5,000 was incurred during the six months ended June 30, 2004). These expenditures are generally funded out of operating cash flows.

SOURCES OF CAPITAL

      During the six months ended June 30, 2004 and subsequent, the Company disposed of the following properties (in thousands):

                                                             GROSS
                                                            LEASABLE                       NET PROCEEDS
                                                               AREA        CONTRACT         AFTER DEBT
    DATE           PROPERTY               LOCATION          (SQ. FT.)       PRICE            REPAYMENT
    ----           --------               --------          ---------      --------        ------------
1/21/04       Vacant Land          Lawrence, KS                            $   635           $    594
2/11/04       Hobby Lobby          Fairview Heights, IL         96           2,300              2,298
 3/1/04       Former Kmart         Milwaukee, WI               118           2,700              2,550
3/25/04       Prairie View Plaza   Kansas City, MO             104           3,565              3,411
 4/7/04       Harbor Freight       Topeka, KS                  109           1,000                865
4/26/04       Kmart                Loves Park, IL              106           1,550              1,429
4/28/04       Broadway Center      Merrillville, IN            178           6,700              6,411
              Woodriver            Woodriver, IL               147           6,200                  0
 6/1/04       Shopping Center
7/20/04       Kmart                Valparaiso, IN               94            1,875             1,764
                                                               ---         --------          --------

              Total                                            952         $ 26,525          $ 19,322
                                                               ===         ========          ========

      Net cash generated from the sales was used for general working capital purposes and to pay down the outstanding balances on the Company's debt obligations.

      As of August 5, 2004, the following propertiy is under contract for sale:

             PROPERTY                           LOCATION                        CONTRACT PRICE
             --------                           --------                        --------------
                                                                                (in thousands)
Bricktown Square Shopping Center               Chicago, IL                          $27,000

      The above contract is subject to due diligence and other contingencies and is expected to close within the next 30 to 60 days from the date of this filing pending waiver of such contingencies.

      The Company has a signed letter of intent for the sale of 13 properties that were previously under contract. While the original contract and subsequent amendments have expired the Company retains the earnest money deposit and is in active negotiations with the buyer to reinstate the original contract.

      The Company has five properties that are not under contract or letter of intent.

DEBT OBLIGATIONS

      As of June 30, 2004, the Company had the following debt obligations:

                                                     RECOURSE (R)        MATURITY            BALANCE
                               COLLATERAL          NON-RECOURSE (N)        DATE           JUNE 30, 2004
                               ----------          ----------------        ----           -------------
                                                                                          (in thousands)
Salomon Bros. Realty      3 Wal-Mart anchored
Corp.                     shopping centers                N               8/11/04           $  4,071

Wells Fargo Bank
(formerly Bloomfield      13 Retail Properties            N                6/2028             19,624

Acceptance Corp.)
UBS Warburg               Bricktown Square                N                8/2005             20,200
                                                                                            --------

         Total                                                                              $ 43,895
                                                                                            ========

      On March 4, 2004 the Company announced a partial redemption call for $5 million of 9.5% convertible Subordinated Debentures. The portion of the Debentures being called were redeemed at par, plus accrued but unpaid interest, and retired. The payment was made April 14, 2004.

      On April 30, 2004 the Company announced the final redemption call for the remaining balance of $7.093 million of 9.5% convertible Subordinated Debentures. The remaining Debentures being called were redeemed at par, plus accrued but unpaid interest, and retired on June 1, 2004.

      Also in June 2004 the Company completed the sale of Woodriver Shopping Center generating proceeds of approximately $6.0 million, which were utilized to pay down the Salomon Brothers Realty Corp. loan to a balance of approximately $6.071 million. The Company made three additional paydowns on this loan out of excess working capital to fully retire this debt as of August 6, 2004. The payments were made as follows:

Date of Payment                  Amount (in thousands)
---------------                  ---------------------
 June 10, 2004                          $ 2,000
 July 12, 2004                            1,071
August 6, 2004                            2,866
                                        -------
          Total                         $ 5,937
                                        =======

      The final payment was offset by available funds on reserve with the lender of approximately $134,000.

PLAN OF LIQUIDATION

      In August 2002, the Company's shareholders approved the Plan of Liquidation of the Company. The Plan of Liquidation provides for the orderly sale of assets for cash or such other form of consideration as may be conveniently distributed to shareholders, payment of or establishing reserves for the payment of liabilities and expenses, distribution of net proceeds of the liquidation to common shareholders, and wind up of operations and dissolution of the company. The liquidation process was expected to take up to twenty-four months from the date of approval to complete. In 2002, to assist in disposing its assets under the Plan of

Liquidation, the Company hired CB Richard Ellis, Inc., a leading national real estate brokerage firm, under an exclusive sales listing agreement, for the sale of substantially all of its real estate assets.

The Company is continuing to liquidate its assets and currently expects that no later than August 27, 2004, any then remaining assets and liabilities will be transferred to the Malan Liquidating Trust (the "Trust"), a Delaware trust created July 30, 2004. Each shareholder of the Company will automatically become the holder of one unit of beneficial interest in the Trust for each share of Company common stock, and all outstanding shares of Company common stock will automatically be deemed cancelled. The Company has requested that the staff of the Securities and Exchange Commission ( the "SEC") permit the Trust to file abbreviated reports with the SEC in the form in with the Trust will report periodically to its beneficiaries, in lieu of filing the periodic reports that would be required to be filed with the SEC under Section 13 of the Securities Exchange Act of 1934.

      Subject to limited exceptions related to transfer by will, intestate succession or operation of law, the units WILL NOT BE TRANSFERABLE nor will a unit holder have authority, opportunity or power to sell or in any other manner dispose of any units. As a result, the beneficial interests in the Trust will not be listed on any securities exchange or quoted on any automated quotation system of a registered securities association. Shareholders who may need or wish liquidity with respect to their Company common stock before the Trust makes liquidating distributions should look into selling their shares while the common stock is still traded on an established market.

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

      The change in the Company's Reserve for Estimated Liquidations Costs for the three months ended June 30, 2004 is detailed as follows:

                                               BALANCE                                            BALANCE
                                           MARCH 31, 2004    PAYMENTS       ADJUSTMENTS        JUNE 30, 2004
                                           --------------    --------       -----------        -------------
Severance, Retention and Bonus                $     755       $  (13)          $ (75)            $   667
Payroll and Personnel Costs                         661         (326)             62                 397
Provision for State Taxes                           326            -              50                 376
Professional Fees                                 1,533         (437)            501               1,597
Office & Administrative Expenses                  2,513         (205)           (138)              2,170
                                              ---------       ------           -----             -------

Total                                         $   5,788       $ (981)          $ 400             $ 5,207
                                              =========       ======           =====             =======

      The adjustment for the period is primarily due to legal and professional fees higher than anticipated.

EMPLOYMENT CONTRACTS AND MANAGEMENT CHANGES

      In May 2003, the Board of Directors approved an amendment to extend its employment agreement with its President and Chief Executive Officer, Jeffrey D. Lewis, through September 30, 2004. Terms of the amendment include an increase in base salary to $275,000 per year, a non-renewal payment of $50,000 and a liquidation bonus based upon aggregate liquidating distributions to shareholders. At the August 2004 board meeting the Board of Directors extended this agreement through December 31, 2004.

      As of April 30, 2004 the Company terminated the consulting contract that had been in effect since October 1, 2003 with its former Chief Financial Officer, Secretary and Treasurer, Elliott J. Broderick.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      The Company has exposure to interest rate risk on its debt obligations and interest rate instruments. Based on the Company's outstanding variable rate debt at June 30, 2004, a one percent increase or decrease in interest rates would decrease or increase, respectively, the Company earnings and cash flows by approximately $243,000 on an annualized basis.

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

                          MALAN REALTY INVESTORS, INC.

PART II - OTHER INFORMATION

Item 1: Legal Proceedings

              NONE

Item 2: Changes in Securities

                      ISSUER PURCHASES OF EQUITY SECURITIES

                                                                                           Maximum Number
                                                                        Total Number of    of Convertible
                                                                          Convertible      Debentures that
                                Total Number of                           Debentures         May Yet Be
                                  Convertible    Average price Paid  Purchased as Part of  Purchased Under
                                  Debentures      per Convertible     Publicly Announced    the Plans of
      Period                       Purchased          Debenture        Plans or Programs      Programs
------------------              ---------------  ------------------  --------------------  ---------------
April 1 - 30, 2004                         0
May 1 - 31, 2004                           0
June 1 - 30, 2004                  7,093,000             $1                7,093,000              0
                                   ---------          -----                ---------            ---
                       Total       7,093,000             $1                7,093,000              0
                                   =========          =====                =========            ===

      The Company had Convertible Debentures which were convertible into shares of Common Stock at a price of $17 per share. The Debentures were unsecured general obligations of the Company due July 15, 2004. In September 2003 the Company began a series of partial redemptions to retire the Debentures. The final redemption call was paid June 1, 2004 fully retiring this obligation.

Item 3: Defaults Upon Senior Securities

              NONE

Item 4: Submission of Matters to a Vote of Security Holders

              NONE

Item 5: Other Information

              NONE

Item 6: Exhibits and Reports on Form 8-K

      a) Exhibit Index:

            31.1 Certification of the Chief Executive Officer Filed with this document

            31.2 Certification of the Acting Chief Financial Officer Filed with this document

            32.1 Written Statement of the Chief Executive Officer Acting Chief Financial Officer Filed with this document

      b) Reports on Form 8-K

    DATED                  FURNISHED                           PURPOSE OF REPORT
April 29, 2004            May 3, 2004           Press release announcing sale of three properties
                                                and partial redemption call of 9.5%  convertible
                                                subordinated debentures

May 14, 2004              June 4, 2004          Press release announcing net assets in liquidation at
                                                March 31, 2004

June 3, 2004              June 7, 2004          Press release announcing property sale and final redemption call of 9.5% convertible subordinated debentures

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

MALAN REALTY INVESTORS, INC.

By: /s/ Jeffrey D. Lewis
    ---------------------------------
    Jeffrey D. Lewis
    Chief Executive Officer

By: /s/ Melinda M. Hale
    ---------------------------------
    Melinda M. Hale
    Acting Chief Financial Officer (acting principal accounting officer)

Dated: August 13, 2004

                                  EXHIBIT INDEX

EXHIBIT NO.  DESCRIPTION
   31.1      Certification of the Chief Executive Officer

   31.2      Certification of the Acting Chief Financial Officer

   32.1      Written Statement of the Chief Executive Officer Acting Chief Financial
             Officer